Form 10QSB
period 1995-06-30
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 1995-08-11
CIK 830737

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                    For the transition period.........to.........

                           Commission file number 33-20527


                     BRUNNER COMPANIES INCOME PROPERTIES L.P. I
          (Exact name of small business issuer as specified in its charter)


             Delaware                                      31-1234157
      (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                    Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)             BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                                    BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995



       Assets

            Cash:
              Unrestricted                                            $   524,185

              Restricted-tenant security deposits                          10,431

            Accounts receivable                                           116,634

            Escrows for taxes                                             114,903
            Other assets                                                  334,464

            Investment properties:

              Land                                   $ 4,123,131

              Buildings and related personal
                property                              20,896,612
                                                      25,019,743

              Accumulated depreciation                (4,691,402)      20,328,341

                                                                      $21,428,958

       Liabilities and Partners' Capital (Deficit)
       Liabilities

            Accounts payable                                          $     3,685

            Tenant security deposits                                       10,431

            Accrued taxes                                                 106,870
            Other liabilities                                             170,943

            Mortgage notes payable (Note C)                            19,689,590

       Partners' Capital (Deficit)
            General partner                          $   (22,262)

            Class A Limited Partners - (552,000
              units)                                   1,153,325
            Class B Limited Partners - (61,333
              units)                                     316,376        1,447,439

                                                                      $21,428,958


               See Accompanying Notes to Financial Statements

      b)             BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                          Three Months Ended           Six Months Ended
                                              June 30,                     June 30,
                                          1995         1994             1995          1994
       Revenues:
          Rental income                 $611,285     $ 627,100      $1,239,777    $1,255,500

          Other income                     3,311         2,819           9,412         4,868

                Total revenues           614,596       629,919       1,249,189     1,260,368
       Expenses:

          Operating                       38,303        45,873          79,413        88,958

          General and administrative      22,345        28,033          48,467        50,088

          Property management fees        21,621        19,153          41,976        45,451
          Depreciation                   166,442       169,165         332,884       338,330

          Amortization                     5,128         4,463          10,541         8,720

          Interest                       448,931       471,889         901,710       943,046

          Property taxes                  54,641        55,086         106,826       110,172
          Tenant reimbursements          (52,110)      (54,007)       (144,504)     (152,424)

                Total expenses           705,301       739,655       1,377,313     1,432,341

          Net loss                      $(90,705)    $(109,736)     $ (128,124)   $ (171,973)

       Net loss allocated to general
          partner (1%)                  $   (907)    $  (1,097)     $   (1,281)   $   (1,720)

       Net loss allocated to
          Class A limited partners
          (89.1%)                        (80,818)      (97,775)       (114,158)     (153,228)

       Net loss allocated to
          Class B limited Partners
          (9.9%)                          (8,980)      (10,864)        (12,685)      (17,025)
                                        $ (90,705)   $(109,736)     $ (128,124)   $ (171,973)

       Net loss per limited
          partnership unit              $    (.15)    $    (.18)     $     (.21)   $     (.28)



                   See Accompanying Notes to Financial Statements

      c)             BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)


                                          General         Limited Partners
                                          Partner     Class A        Class B       Total

       Original capital contributions     $  1,000     $5,520,000    $613,330   $6,134,330

       Partners' capital (deficit) at
          December 31, 1994               $(20,981)    $1,267,483    $329,061   $1,575,563

       Net loss for the six months
          ended June 30, 1995               (1,281)      (114,158)   (12,685)     (128,124)

       Partners' capital (deficit)
          at June 30, 1995                $(22,262)    $1,153,325    $316,376   $1,447,439


                   See Accompanying Notes to Financial Statements

      d)             BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                              Six Months Ended
                                                                   June 30,

                                                             1995            1994
       Cash flows from operating activities:

          Net loss                                        $(128,124)      $(171,973)

          Adjustments to reconcile net loss to net cash provided by operating activities:

             Depreciation                                    332,884        338,330

             Amortization of loan costs and
              leasing commissions                            23,041          49,517
             Change in accounts:

              Restricted cash                                   122              --

               Accounts receivable                           21,254          41,131

               Escrows for taxes                             81,785         (28,378)
               Other assets                                 (12,470)        (20,592)

               Accounts payable                              (6,643)          5,643

              Tenant security deposits                         (122)             --

               Accrued taxes                                (54,624)         45,649
               Other liabilities                             58,450          48,368

                  Net cash provided by
                      operating activities                  315,553         307,695

       Cash flows from investing activities:                     --              --

       Cash flows from financing activities:
          Deposit with mortgagee                           (192,980)             --

          Loan extension costs                              (18,000)        (34,911)

          Payments on mortgage notes payable               (120,343)       (125,000)

                  Net cash used in financing
                      activities                           (331,323)       (159,911)
       Net (decrease) increase in cash                      (15,770)        147,784

       Cash at beginning of period                          539,955         361,565

       Cash at end of period                              $ 524,185       $ 509,349

       Supplemental disclosure of cash
          flow information:
          Cash paid for interest                          $ 889,210       $ 902,250



                   See Accompanying Notes to Financial Statements

      e)             BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


      Note A - Going Concern

         The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As shown in the financial statements, the Partnership's cash provided by operating activities was $297,553 for the six months ended June 30, 1995, and at June 30, 1995, has unrestricted cash of $524,185. The Partnership's mortgage notes payable matured June 10, 1995. The Partnership has signed an application with the lender to refinance the notes related to Georgetown, White Horse, and Hitchcock, and expects to close on these loans in the third quarter of 1995. Due to the uncertainty of the mortgage refinancing, there can be no assurance that the Partnership will have sufficient funds to finance its operations through the year ending December 31, 1995. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.


      Note B - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

      Reclassifications

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


      Note C - Mortgage Notes Payable

         The Partnership's mortgage notes payable of $19,689,590 matured on June 10, 1995. The Partnership has signed an application with the lender to refinance the mortgage notes payable, which would extend the maturity dates to the year 1998.

      The Managing General Partner expects to close these loans in the third quarter of 1995. Pursuant to the loan application, the Partnership paid a $192,980 deposit. This deposit represents 1% of the loan amounts and will be applied to the principal balances when the loans close. If the loan extensions are not successful, the lender, at its sole discretion, can apply the deposit in payment of liquidated damages. If the extensions are successful, the Partnership will apply the deposit to the principal balance and will fund an additional $157,020 in principal payments for a total principal reduction of $350,000.

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:


                                                            Average
                                                           Occupancy

                                                         1995        1994
       Georgetown Landing
          Georgetown, South Carolina                     92%         100%
       Whitehorse Plaza
          Greenville, South Carolina                     98%          99%

       Hitchcock Plaza
          Aiken, South Carolina                          99%          99%

         The occupancy at Georgetown at June 30, 1995, was 91%. The decrease resulted from the move out of a tenant occupying 3,600 square feet in January 1995. A tenant occupying 1,200 square feet at Georgetown signed a three year lease renewal in the second quarter of 1995. Another tenant signed a new lease, beginning in the third quarter of 1995, to occupy the remaining 2,400 square feet.

         The Partnership incurred a net loss of $128,124 for the six months ended June 30, 1995, compared to a net loss of $171,973 for the corresponding period in 1994. A net loss of $90,705 was recorded for the three months ended June 30, 1995, compared to a net loss of $109,736 for the corresponding period in 1994. The decrease in net loss is primarily due to a decrease in interest expense resulting from fewer loan costs being amortized and the reduction of the outstanding mortgage principal. Operating expenses also decreased due to lower common area maintenance expenses at Hitchcock and lower utility expenses at Georgetown in 1995. Partially offsetting the decrease in expenses was a decrease in rental revenue resulting from lower occupancy at Georgetown and write-offs of uncollectible tenant receivables at White Horse.

         As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

         At June 30, 1995, the Partnership had unrestricted cash of $524,185 compared to $539,955 at December 31, 1994. Net cash provided by operating activities increased primarily due to a reduction in escrows for taxes. Net cash used in financing activities increased as a result of deposits paid to refinance the mortgage notes. These deposits represent 1% of the loan amounts and will be applied to the principal balances when the loans close. If the loan extensions are not successful, the lender, at its sole discretion, can apply the deposit in payment of liquidated damages.

         Due to the uncertainty surrounding the mortgage financing for the Partnership, management is attempting to maximize cash reserves. No distributions were made in 1994 or the first six months of 1995 and no distributions are anticipated for the remainder of 1995. If the Partnership is able to consummate long-term financing on the mortgage notes, the level of existing liquid assets should be sufficient to meet any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, and the availability of cash reserves.

                             PART II - OTHER INFORMATION


      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


          (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          (b)  Reports on Form 8-K:

               None filed during the quarter ended June 30, 1995.

                                     SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BRUNNER COMPANIES INCOME PROPERTIES L.P.I, a Delaware limited partnership

                                    By:  Brunner Management Limited
                                         Partnership, an Ohio Limited
                                         Partnership, its General Partner

                                    By:  104 Management, Inc., an Ohio
                                         corporation, its Managing General
                                         Partner



                                    By:  /s/Carroll D. Vinson
                                         Carroll D. Vinson
                                         President



                                    By:  /s/Robert D. Long, Jr.
                                         Robert D. Long, Jr.
                                         Controller and Principal
                                         Accounting Officer



                                    Date: August 11, 1995