Form 10QSB
period 1995-09-30
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 1995-11-13
CIK 830737

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


                For the quarterly period ended September 30, 1995


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

                                  BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995

 Assets
  Cash:
    Unrestricted                                               $   202,727
    Restricted-tenant security deposits                             10,431
  Accounts receivable                                              155,647
  Escrows for taxes                                                 87,085
  Other assets                                                     211,514
  Investment properties:
    Land                                        $ 4,123,131
    Buildings and related personal property      20,896,612
                                                 25,019,743
    Accumulated depreciation                     (4,859,681)    20,160,062

                                                               $20,827,466

 Liabilities and Partners' Capital (Deficit)
 Liabilities
  Accounts payable                                             $     5,365
  Tenant security deposits                                          12,231
  Accrued taxes                                                    160,306
  Other liabilities                                                 10,812
  Mortgage notes payable (Note B)                               19,277,365

 Partners' Capital (Deficit)
  General partner                               $   (23,123)
  Class A Limited Partners - (552,000 units)      1,076,652
  Class B Limited Partners - (61,333  units)        307,858      1,361,387

                                                               $20,827,466


[FN]
                 See Accompanying Notes to Financial Statements

b)                 BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three Months Ended           Nine Months Ended
                                       September 30,                September 30,
                                    1995         1994            1995          1994
 Revenues:
    Rental income                 $615,937     $ 616,310     $1,855,714     $1,871,810
    Other income                     4,615         5,826         14,027         10,694
          Total revenues           620,552       622,136      1,869,741      1,882,504
 Expenses:
    Operating                       56,115        56,034        135,528        144,992
    General and administrative      21,183        20,488         69,650         70,576
    Property management fees        19,962        23,193         61,938         68,644
    Depreciation                   168,279       169,165        501,163        507,495
    Amortization                    11,564         5,096         22,105         13,816
    Interest                       447,252       455,388      1,348,962      1,398,434
    Property taxes                  53,436        55,086        160,262        165,258
    Tenant reimbursements          (71,187)      (46,728)      (215,691)      (199,152)
          Total expenses           706,604       737,722      2,083,917      2,170,063

    Net loss                      $(86,052)    $(115,586)    $ (214,176)    $ (287,559)

 Net loss allocated to general
    partner (1%)                  $   (861)    $  (1,156)    $   (2,142)    $   (2,876)
 Net loss allocated to
    Class A limited partners
    (89.1%)                        (76,672)     (102,987)      (190,831)      (256,215)
 Net loss allocated to
    Class B limited Partners
    (9.9%)                          (8,519)      (11,443)       (21,203)       (28,468)

                                  $(86,052)    $(115,586)    $ (214,176)    $ (287,559)
 Net loss per limited
    partnership unit              $  (0.14)    $   (0.19)    $    (0.35)    $    (0.46)


[FN]
                 See Accompanying Notes to Financial Statements

c)                 BRUNNER COMPANIES INCOME PROPERTIES L.P. I

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                                    General         Limited Partners
                                    Partner       Class A      Class B       Total
 Original capital contributions    $  1,000      $5,520,000   $613,330    $6,134,330
 Partners' capital (deficit) at
    December 31, 1994              $(20,981)     $1,267,483   $329,061    $1,575,563
 Net loss for the nine months
    ended September 30, 1995         (2,142)       (190,831)   (21,203)     (214,176)
 Partners' capital (deficit)
    at September 30, 1995          $(23,123)     $1,076,652   $307,858    $1,361,387

[FN]

                         See Accompanying Notes to Financial Statements


d)                         BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                             Nine Months Ended
                                                               September 30,
                                                           1995             1994
 Cash flows from operating activities:
    Net loss                                            $ (214,176)     $ (287,559)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Depreciation                                        501,163         507,495
       Amortization of loan costs and leasing
        commissions                                         36,605          62,112
       Change in accounts:
         Restricted cash                                       122              --
         Accounts receivable                               (17,759)         59,053
         Escrows for taxes                                 109,603         (81,048)
         Other assets                                      (54,651)        (35,159)
         Accounts payable                                   (4,963)            408
         Tenant security deposits                            1,678              --
         Accrued taxes                                      (1,188)        100,735
         Other liabilities                                (101,681)          2,654

            Net cash provided by operating activities      254,753         328,691

 Cash flows from investing activities:                          --              --

 Cash flows from financing activities:
    Loan extension costs                                   (59,413)        (34,911)
    Payments on mortgage notes payable                    (532,568)       (181,889)

            Net cash used in financing activities         (591,981)       (216,800)

 Net (decrease) increase in cash                          (337,228)        111,891

 Cash at beginning of period                               539,955         361,565

 Cash at end of period                                  $  202,727      $  473,456

 Supplemental disclosure of cash flow information:
    Cash paid for interest                              $1,478,004      $1,350,138

[FN]

                         See Accompanying Notes to Financial Statements


e)                         BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                                  NOTES TO FINANCIAL STATEMENTS
                                           (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

Reclassifications

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Mortgage Notes Payable

   On September 29, 1995, the Partnership successfully closed on a loan modification and extension for the Partnership's mortgage notes payable. A deposit of $192,980 made in the second quarter of 1995 was applied to the mortgage principal and an additional $157,020 was paid to reduce the outstanding principal balance of the Georgetown note by $50,000 and the Hitchcock note by $300,000. The maturity date of the loans was extended from June 10, 1995, to October 10, 1998, with all three loans requiring monthly payments to be applied first to interest at the rate of 9.0% per annum with the remainder reducing the outstanding principal balances. All three loans are now cross-collateralized and cross-defaulted and are being amortized over eighteen years. The principal balances at September 30, 1995, and the monthly principal and interest payments by property are as follows:
                              Principal         Monthly
                               Balance         Payments

    Georgetown              $ 1,527,432       $  14,304
    White Horse               6,883,442          64,460
    Hitchcock                10,866,491         101,759
                            $19,277,365


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:
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

   The decrease in occupancy at Georgetown was the result of the move out of a tenant occupying 3,600 square feet in January of 1995. A tenant occupying 1,200 square feet at Georgetown signed a three year lease renewal in the first quarter of 1995. Another tenant signed a new lease to occupy 1,200 square feet starting in the fourth quarter of 1995.

   The Partnership incurred a net loss of $214,176 for the nine months ended September 30, 1995, compared to a net loss of $287,559 for the corresponding period of 1994. A net loss of $86,082 was realized for the three months ended September 30, 1995, compared to a net loss of $115,586 for the corresponding period of 1994. The decrease in net loss is primarily due to a decrease in total expenses. Interest expense decreased primarily due to loan costs which were fully amortized in the second quarter of 1995. Interest expense also decreased due to the reduction of the outstanding mortgage principal. Operating expenses decreased due to lower common area maintenance expenses at Hitchcock. Partially offsetting the decrease in total expenses was an increase in amortization expense due to the Partnership expensing the remaining unamortized lease commission of a tenant which vacated Hitchcock prior to the end of its lease. The decrease in rental revenues for the nine months ended September 30, 1995, was primarily due to the lower occupancy at Georgetown during that period.

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

   At September 30, 1995, the Partnership had unrestricted cash of $202,727 compared to $539,955 at December 31, 1994. Net cash provided by operating activities decreased primarily due to interest payments made September 29, 1995, at the time of the mortgage loan extension closing. Net cash used in financing activities increased as a result of a $350,000 principal paydown on the Georgetown and Hitchcock mortgage notes in 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $19,277,365 matures October 10, 1998. Any future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made during fiscal year 1994 or during the first nine months of 1995.

                                   PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


    (a)  See Exhibit Index contained herein.

    (b)  Reports on Form 8-K:

         None filed during the quarter ended September 30, 1995.


                                           SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BRUNNER COMPANIES INCOME PROPERTIES L. P. I, a Delaware limited partnership

                         By:  Brunner Management Limited
                              Partnership, an Ohio Limited Partnership,
                              its General Partner

                         By: 104 Management, Inc., an Ohio corporation, its Managing General Partner


                         By:  /s/Carroll D. Vinson
                              Carroll D. Vinson
                              President



                         By:  /s/Robert D. Long, Jr.
                              Robert D. Long, Jr.
                              Controller and Principal
                              Accounting Officer



                         Date: November 13, 1995


                                          EXHIBIT INDEX


EXHIBIT NO.   DESCRIPTION

 10.47 Third loan modification and extension agreement, cross-pledge and default agreement, and mortgage amendment agreement relating to Hitchcock Plaza effective September 29, 1995 by and between New York Life Insurance Company and Brunner Companies Income Properties, L.P. I, a Delaware Limited Partnership.

 10.48 Third loan modification and extension agreement, cross-pledge and default agreement, and mortgage amendment agreement relating to Whitehorse Plaza effective September 29, 1995 by and between New York Life Insurance Company and Brunner Companies Income Properties, L.P. I, a Delaware Limited Partnership.

 10.49 Third loan modification and extension agreement, cross-pledge and default agreement, and mortgage amendment agreement relating to Georgetown Landing effective September 29, 1995 by and between New York Life Insurance Company and Brunner Companies Income Properties, L.P. I, a Delaware Limited Partnership.

 27           Financial Data Schedule