Form 10KSB
period 1995-12-31
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 1996-03-21
CIK 830737

FORM 10-KSB--Annual or Transitional Report
                            Under Section 13 or 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)


[X]   Annual Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[  ]  Transition Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 33-20527

                  BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                 (Name of small business issuer in its charter)

      Delaware                                           31-1234157
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                  29602
(Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $2,489,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated June 10, 1988 (included in Registration Statement, No.33-20527, of Registrant) are incorporated by reference into Parts I and III.


                                     PART I
Item 1.   Description of Business

   Brunner Companies Income Properties L.P. I (the "Registrant" or "Partnership") is a Delaware limited partnership formed in February 1988. The Partnership will continue in existence until December 31, 2008, unless earlier dissolved or terminated. Brunner Management Limited Partnership ("General Partner"), an Ohio limited partnership formed in February 1988, is the sole general partner of the Partnership. 104 Management, Inc. ("Managing General Partner"), an Ohio corporation formed in February 1988, is the sole general partner of the General Partner, and in that capacity manages the business of the Partnership.

   Commencing June 10, 1988, the Partnership offered through The Ohio Company up to 552,000 Units of Class A Limited Partnership Interests at $10 per unit ("Units"). Holders of units are referred to as "Unitholders." An additional 61,333 units of Class B Limited Partnership Interests were issued by the Partnership to certain affiliates of the Managing General Partner as a part of the purchase price for an undivided interest in each retail center equivalent to a then fair market value of $613,330 ("Subordinated Interest"). Holders of Subordinated Interest are referred to as "Subordinated Limited Partners," and Unitholders and Subordinated Limited Partners are collectively referred to as "Limited Partners". Limited Partners are not required to make any additional capital contributions. There are only two differences between the Class A and Class B limited partnership interests. First, the holders of Class A units are entitled to receive their Class A Priority Return before the holders of Class B units are entitled to receive any portion of their Class B Priority Return. Second, holders of Class B units, if such holders are affiliates of the General Partner, are not entitled to vote upon the removal of the General Partner or upon consideration of a sale of any Retail Center to the General Partner or any affiliate of the General Partner.

   The offering terminated on July 12, 1988. Upon termination of the offering, the Partnership had accepted subscriptions for 552,000 Units and 61,333 units of Subordinated Interest for aggregate gross proceeds of $6,133,330. The Partnership invested substantially all of the net offering proceeds in the Retail Centers. The Partnership will not acquire nor invest in any other properties or debt or equity securities of any other issuers (other than short term investments of cash in high grade United States government obligations during interim periods between the receipt of revenues and the distribution of cash to the Limited Partners and pending payment of operating expenses of the Partnership) and will not issue any additional limited partnership interests or other equity securities in the Partnership. The policies of the Partnership noted above can only be changed by an affirmative vote of limited partners owning a majority in interest and the General Partner.

   The General Partner, the Managing General Partner and the Subordinated Limited Partners are all affiliates of a related group of corporations and partnerships engaged generally in the real estate development business.
Pursuant to an agreement effective December 31, 1992, IBGP, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired a majority of the outstanding stock of 104 Management, Inc. on March 5, 1993. IBGP, Inc. is an indirect wholly-owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia. As a result of this transaction, IBGP, Inc. effectively controls the General Partner. The Partnership is in the business of owning and operating three regional shopping centers: Georgetown Landing, Georgetown, South Carolina; White Horse Plaza, Greenville, South Carolina; and Hitchcock Plaza, Aiken, South Carolina (the "Retail Centers"). See "Item 2. Description of Properties" for additional information regarding the Retail Centers.

   The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in businesses which may be competitive with the Registrant.

   The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia. The property manager is responsible for the day-to-day operations of each property. The Managing General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, these affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12," which descriptions are herein incorporated by reference.

 Item 2. Description of Properties

   The Partnership was formed for the purpose of acquiring and operating the Retail Centers described below. Under the Partnership Agreement, the Partnership will not invest in the securities of any other issuer, lend funds to other persons or entities or engage in the purchase or sale of any investments other than the Retail Centers and properties directly related to the Retail Centers and short-term liquid investments of cash. The policies of the Partnership noted above can only be changed by an affirmative vote of limited partners owning a majority in interest and the General Partner.

The following table sets forth the Registrant's investments in properties:


                                    Date of
 Property                           Purchase     Type of Ownership         Use
 Hitchcock Plaza                    07/12/88   Fee ownership subject  Retail Center
 Aiken, South Carolina                         to first mortgage      233,375 sq.ft.

 White Horse Plaza                  07/12/88   Fee ownership subject  Retail Center
   Greenville, South Carolina                  to first mortgage      165,924 sq.ft.

 Georgetown Landing                 07/12/88   Fee ownership subject  Retail Center
   Georgetown, South Carolina                  to first mortgage      38,200 sq.ft.



   A significant feature of all the retail centers is the fact that approximately 71% of the leasable space is, in the aggregate, leased to anchor tenants with national or regional name recognition. Although such anchor tenants generally pay lower base rents than smaller tenants, anchor tenants offer greater security and stability of long-term leases from well-established and more credit worthy tenants and tend to attract greater traffic to the retail centers.

Schedule of Properties:

                         Gross
                        Carrying      Accumulated      Useful                 Federal
 Property                Value       Depreciation       Life       Method    Tax Basis
 Hitchcock Plaza       $14,121,146    $2,979,112      5-31.5 yrs     S/L   $11,325,760

 White Horse Plaza       8,759,871     1,642,477      5-31.5 yrs     S/L     7,284,141

 Georgetown Landing      2,147,474       405,584        31.5 yrs     S/L     1,745,640
                       $25,028,491    $5,027,173                           $20,355,541


   See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.


Schedule of Mortgages:


                            Principal                                      Principal
                           Balance At                                       Balance
                          December 31,   Interest    Period    Maturity     Due At
 Property                     1995         Rate    Amortized    Date(1)   Maturity(2)
 Hitchcock Plaza           $10,825,819      9%       18 yrs       10/98   $10,059,040

 White Horse Plaza           6,857,677      9%       18 yrs       10/98     6,371,951

 Georgetown Landing          1,521,714      9%       18 yrs       10/98     1,413,918

         Total             $19,205,210                                    $17,844,909

(1)  Original maturity dates of June 1994 were extended to October 1998.
(2) The mortgages require a balloon payment at maturity for the remaining principal balance.


Schedule of Rental Rates and Occupancy:

                                       Average Annual
                                        Rental Rates          Average Annual
                                      (per square foot)          Occupancy
                                    1995          1994        1995     1994

 Hitchcock Plaza                   $6.17         $6.12         99%      99%
 White Horse Plaza                  5.28          5.36         98%      99%
 Georgetown Landing                 5.82          5.92         93%     100%

    The decrease in occupancy at Georgetown resulted from the move out of a tenant occupying 3,600 square feet in January 1995. A tenant occupying 1,200 square feet at Georgetown signed a three year lease renewal in the first quarter of 1995. Another tenant signed a new lease to occupy 1,200 square feet in the fourth quarter of 1995.

    As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other retail centers in the area. The Managing General Partner believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations for the years 1996-2005:

                           Number of                                % of Gross
                         Expirations    Square Feet   Annual Rent  Annual Rent

 Hitchcock Plaza
 1996                         3               5,300    $   69,697         5.0%
 1997                         8              32,400       202,100        14.4%
 1998                         5              42,400       268,340        19.2%
 1999                         2               9,500        69,563         5.0%
 2000-2005                    0                   0             0           0

 White Horse Plaza
 1996                         1               4,000    $   30,000         3.5%
 1997                         5              19,080       135,148        15.6%
 1998                         3              12,550        78,510         9.1%
 1999                         4               8,700        86,725        10.0%
 2000-2005                    0                   0             0           0%

 Georgetown Landing
 1996                         0                   0    $        0           0%
 1997                         1               7,200        37,200        18.0%
 1998                         1               1,200        10,450         5.1%
 1999                         0                   0             0           0%
 2000-2005                    1               1,200        10,800         5.2%


    The following schedule presents information on tenants occupying 10% or more of the leasable square feet for each property:

                                     Square Footage      Annual Rent     Lease
                 Nature of Business      Leased        Per Square Foot Expiration
 Hitchcock       Grocery Store            49,296             $6.95       02/28/07
   Plaza         Discount Store           86,479              4.16       06/30/12
                 Clothing Store           35,000              5.50       08/31/98

 White Horse     Discount Store           81,922              3.64       10/10/06
   Plaza         Grocery Store            35,000              6.67       05/31/06

 Georgetown      Grocery Store            25,000              5.55       11/22/06
   Landing       Hardware Store            7,200              5.17        8/31/97

Schedule of Real Estate Taxes and Rates:

                                         1995               1995
                                        Billing             Rate
 Hitchcock Plaza                        $99,005             1.49%
 White Horse Plaza                       66,612             1.56%
 Georgetown Landing                      34,889             1.92%

Item 3.      Legal Proceedings

      The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4.      Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the fiscal year ended December 31, 1995, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

      As of December 31, 1995, the number of holders of record of Limited Partnership Units and Subordinated Interest Units was 387 and one, respectively. Neither the Units nor the Subordinated Interest are traded on any established public trading market, and it is not anticipated that such a market will develop in the future. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

      No cash distributions were paid during 1995 or 1994. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making a cash distribution during 1996.

Item 6.     Management's Discussion and Analysis or Plan of Operation

Results of Operations

      The Partnership realized a net loss of $310,896 for the year ended December 31, 1995, compared to a net loss of $668,615 for the year ended December 31, 1994. The decreased loss for 1995 versus 1994 is primarily due to a $323,021 write-down of the investment property, Hitchcock Plaza, in 1994 (See "Note G" of the Financial Statements).

      Total revenues and expenses, aside from the write-down of Hitchcock mentioned above, were comparable for the year ended December 31, 1995, compared to the year ended December 31, 1994. Other income increased primarily due to an increase in interest income for 1995, compared to 1994, resulting from higher cash balances in interest-bearing accounts during 1995. General and administrative expenses decreased slightly due to a decrease in professional expenses for 1995 compared to 1994. Interest expense decreased due to loan costs which were fully amortized in the second quarter of 1995 and the reduction of the outstanding mortgage principal. Amortization expense increased due to the Partnership expensing the remaining unamortized lease commission of a tenant which vacated Hitchcock prior to the end of its lease.

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


Liquidity and Capital Resources

      The Partnership held unrestricted cash of $315,770 at December 31, 1995, compared to unrestricted cash of $539,955 at December 31, 1994. Net cash provided by operating activities was comparable for December 31, 1995, compared to December 31, 1994. Net cash used in investing activities increased due to increased property improvements and replacements at Georgetown Landing during 1995. Net cash used in financing activities increased due to a $350,000 principal paydown on the Georgetown and Hitchcock mortgage notes in 1995.

      On September 29, 1995, the Partnership successfully completed a loan modification and extension for the Partnership's mortgage notes payable. A deposit of $192,980 made in the second quarter of 1995 was applied to the mortgage principal and an additional $157,020 was paid to reduce the outstanding principal balance of the Georgetown note by $50,000 and the Hitchcock note by $300,000. The maturity dates of the loans were extended from June 10, 1995, to October 10, 1998, with all three loans requiring monthly payments to be applied first to interest at the rate of 9.0% per annum with the remainder reducing the outstanding principal balances. All three loans are now cross-collateralized and cross-defaulted and are being amortized over eighteen years.

      The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $19,205,210 matures October 10, 1998. Any future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made during 1994 or 1995 and no cash distributions are anticipated for fiscal year 1996.

Item 7.  FINANCIAL STATEMENTS

BRUNNER COMPANIES INCOME PROPERTIES L.P. I

LIST OF FINANCIAL STATEMENTS

           Report of Independent Auditors

           Balance Sheet - December 31, 1995

           Statements of Operations - Years ended December 31, 1995 and 1994

           Statements of Changes in Partners Capital (Deficit) - Years ended December 31, 1995 and 1994

           Statements of Cash Flows - Years ended December 31, 1995 and 1994

           Notes to Financial Statements


                Report of Ernst & Young LLP, Independent Auditors


The Partners
Brunner Companies Income Properties L.P. I


We  have audited  the  accompanying  balance sheet  of Brunner  Companies  Income
Properties L.P. I as of December 31, 1995, and the related statements of operations, changes in partners capital (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.
Those standards require  that we plan and perform  the audit to obtain reasonable
assurance  about  whether   the  financial  statements  are   free  of   material
misstatement.  An audit includes  examining, on a test basis, evidence supporting the amounts and disclosures in  the financial statements.  An audit also includes assessing  the accounting principles  used and significant estimates  made by the
Partnership's  management, as well as evaluating  the overall financial statement
presentation.   We believe  that our  audits provide  a reasonable  basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunner Companies Income Properties
L.P. I as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 1996


                    BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                                  BALANCE SHEET

                                December 31, 1995



 Assets
  Cash:
    Unrestricted                                                $   315,770
    Restricted-tenant security deposits                               8,316
  Accounts receivable                                               126,455
  Escrows for taxes                                                  69,706
  Other assets                                                      140,715
  Investment properties (Notes C and J)
    Land                                         $ 4,123,131
    Buildings and related personal property       20,905,360
                                                  25,028,491
    Accumulated depreciation                      (5,027,173)    20,001,318

                                                                $20,662,280

 Liabilities and Partners' Capital (Deficit)
 Liabilities
  Accounts payable                                              $    11,133
  Tenant security deposits                                           10,116
  Accrued taxes                                                      66,612
  Other liabilities                                                 104,542
  Mortgage notes payable (Note C)                                19,205,210

 Partners' Capital (Deficit)
  General partner                                $   (24,090)
  Class A Limited Partners - (552,000
    units)                                           990,475
  Class B Limited Partners - (61,333
    units)                                           298,282      1,264,667

                                                                $20,662,280

                  See Accompanying Notes to Financial Statements

                    BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                              STATEMENTS OF OPERATIONS



                                                   Years Ended December 31,
                                                      1995           1994
 Revenues:
    Rental income                                 $2,471,767     $2,507,712
    Other income                                      17,233         11,429
          Total revenues                           2,489,000      2,519,141

 Expenses:
    Operating                                        207,135        193,915
    General and administrative                        88,640         99,466
    Property management fees                          82,604         76,080
    Depreciation                                     668,655        676,728
    Amortization of lease commissions                 26,894         18,416
    Interest                                       1,785,179      1,852,532
    Property taxes                                   200,462        203,597
    Write-down of property (Note G)                       --        323,021
    Tenant reimbursements                           (259,673)      (255,999)
          Total expenses                           2,799,896      3,187,756

    Net loss                                      $ (310,896)    $ (668,615)

 Net loss allocated to general partner (1%)       $   (3,109)    $   (6,686)
 Net loss allocated to Class A limited
    partners (89.1%)                                (277,008)      (595,736)
 Net loss allocated to Class B limited
    partners (9.9%)                                  (30,779)       (66,193)

                                                  $ (310,896)    $ (668,615)

 Net loss per limited partnership unit            $    (0.50)    $    (1.08)


               See Accompanying Notes to Financial Statements


                     BRUNNER COMPANIES INCOME PROPERTIES L.P. I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                     General        Limited Partners
                                     Partner       Class A     Class B         Total
 Original capital contributions     $  1,000      $5,520,000    $613,330      $6,134,330

 Partners' (deficit) capital
    at December 31, 1993            $(14,295)     $1,863,219    $395,254      $2,244,178

 Net loss for the year ended
    December 31, 1994                 (6,686)       (595,736)    (66,193)       (668,615)

 Partners' (deficit) capital at
    December 31, 1994                (20,981)      1,267,483     329,061       1,575,563

 Net loss for the year ended
    December 31, 1995                 (3,109)       (277,008)    (30,779)       (310,896)

 Partners' (deficit) capital
    at December 31, 1995            $(24,090)     $  990,475    $298,282      $1,264,667

                  See Accompanying Notes to Financial Statements


                    BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                             STATEMENTS OF CASH FLOWS

                                                          Years Ended December 31,
                                                            1995             1994
 Cash flows from operating activities:
    Net loss                                             $ (310,896)     $ (668,615)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Depreciation                                         668,655         676,728
       Amortization of loan costs and leasing
        commissions                                          46,345          74,212
       Write-down of property                                    --         323,021
       Change in accounts:
         Restricted cash                                      2,237          (3,315)
         Accounts receivable                                 11,433          55,330
         Escrows for taxes                                  126,982         (83,627)
         Other assets                                         6,408         (29,972)
         Accounts payable                                       805           5,077
         Tenant security deposits                              (437)          3,315
         Accrued taxes                                      (94,882)         96,971
         Other liabilities                                   (7,951)          7,743

            Net cash provided by operating activities       448,699         456,868

 Cash flows from investing activities:
    Property improvements and replacements                   (8,748)         (3,500)

            Net cash used in investing activities            (8,748)         (3,500)

 Cash flows from financing activities:
    Loan extension costs                                    (59,413)        (34,911)
    Payments on mortgage notes payable                     (604,723)       (240,067)

            Net cash used in financing activities          (664,136)       (274,978)

 Net (decrease) increase in cash                           (224,185)        178,390

 Cash at beginning of year                                  539,955         361,565

 Cash at end of year                                     $  315,770      $  539,955

 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $1,766,895      $1,796,736

                  See Accompanying Notes to Financial Statements


                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                          Notes to Financial Statements

                                December 31, 1995

Note A   Organization and Significant Accounting Policies

Organization:   Brunner Companies Income  Properties L.P. I (the "Registrant"), a
Delaware limited partnership, was formed on February 29, 1988, for the purpose of acquiring and operating the following retail centers:  Hitchcock Plaza, a 233,375 square  foot retail center in Aiken, South Carolina; White Horse Plaza, a 165,924
square foot  retail center in Greenville, South Carolina; and Georgetown Landing,
a 38,200 square  foot retail center  in Georgetown, South Carolina  (collectively
referred to as  the "Retail Centers").   The Seller of  these Retail Centers  was
related to the then general partners of the Partnership.

The general  partner of the Partnership is Brunner Management Limited Partnership
("General Partner"). The General Partner is an Ohio limited partnership whose general partner is 104 Management, Inc. ("Managing General Partner") and whose limited partner is a shareholder of 104 Management, Inc. On March 5, 1993, IBGP,
Inc., an affiliate of Insignia Brunner L.P., acquired a majority of the outstanding stock of 104 Management, Inc. IBGP, Inc. is an indirect wholly-owned subsidiary of Metropolitan Asset Enhancement L.P., an affiliate of Insignia
Financial Group, Inc. As a result of this transaction, IBGP, Inc. effectively controls the Managing General Partner of the Partnership.

The Partnership shall continue in existence until December 31, 2008, unless it is earlier dissolved and terminated pursuant to the provisions of the partnership agreement.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Properties:   During 1995, the Partnership adopted FASB  Statement No.
121, "Accounting  for the  Impairment  of Long-Lived  Assets and  for  Long-Lived
Assets to be Disposed Of," which requires impairment losses  to be recognized for long-lived  assets used in  operations when indicators of  impairment are present and  the  undiscounted cash  flows  are  not sufficient  to  recover  the assets'
carrying amount.  The impairment loss is measured by comparing the fair  value of
the asset to its carrying amount.   The adoption of FASB No.  121 did not have  a
material effect on the Partnership's financial statements.

Note A - Organization and Significant Accounting Policies (continued)

Buildings and improvements are depreciated on the straight-line basis over an estimated useful life of 5 to 31.5 years. Tenant improvements are depreciated over the term of the lease.

For Federal  income tax  purposes,  the Partnership  depreciates a  portion  (89%
attributable  to non  tax-exempt investors)  of the  property's basis,  using the straight-line  method over 31.5 years  and the balance (11%  attributable to tax-
exempt investors), using the straight-line method over 40 years.

Leases:  The Partnership leases certain commercial space to tenants under various
lease terms.   For leases with fixed rental increases,  rents are recognized on a
straight-line  basis  over the  terms  of the  lease.   This  straight-line basis
recognized  $32,230 more  in rental income  than was collected in  1995 and prior years.  This amount  will be collected in future years as  cash collections under the terms of the leases exceed the straight-line basis of revenue recognition.

Lease  Commissions:   Lease  commissions  are capitalized  and amortized  by  the straight-line method over the life of the applicable lease.  Lease commissions of
$40,195 net of accumulated amortization of $47,191 are included in other assets.

Loan Costs: Loan extension costs of $59,413 were incurred during 1995. Loan costs are included in other assets and are being amortized on a straight-line basis over the term of the extension.

Advertising:  The Partnership expenses the costs of advertising as incurred.

Cash:
        Unrestricted:   Unrestricted cash includes cash on hand  and in banks and
money market funds.  At certain times  the amount of cash deposited at a bank may exceed the limit on insured deposits.

       Restricted  cash-tenant  security  deposits:    The Partnership  requires
security deposits from lessees for the duration  of the lease with such  deposits being considered restricted cash.  Deposits are refunded when the tenant vacates, provided  the tenant  has  not damaged  its space  and is  current on  its rental payments.

Note A   Organization and Significant Accounting Policies (continued)

Fair  Value:    In  1995, the  Partnership  implemented  Statement  of  Financial
Accounting  Standards  No.  107,  "Disclosure   about  Fair  Value  of  Financial
Instruments," which requires disclosure of fair value information about financial instruments  for which it is practicable to estimate that value.  The Partnership estimates the  fair value of its  fixed rate  mortgages by  discounted cash  flow
analysis,  based  on  estimated   borrowing  rates  currently  available  to  the
Partnership (Note C).

Reclassification:  Certain   reclassifications  have   been  made   to  the  1994
information to conform to the 1995 presentation.

Note B   Partnership Allocations, Contributions and Distributions

Distributions of operating cash flow, as defined in the partnership agreement, will be distributed as follows:

      First, to the Class A Limited Partners until they have received a cumulative noncompounded annual cash return of 10% (Class A priority return) of their adjusted capital contributions;

      Second, to the Class B Limited Partners until they have received a cumulative noncompounded annual cash return of 10% (Class B priority return) of their adjusted capital contributions;

      Third, to the General Partner to the extent that taxable income for the fiscal year is allocated to the General Partner; and

      Fourth, to the Class A Limited Partners and to the Class B Limited Partners an amount equal to 90% and 10%, respectively, of the balance, if any, remaining.

Taxable income  or loss from  operations will be  allocated 89.1% to  the Class A
Limited Partners,  9.9% to the Class  B Limited  Partners and 1%  to the  General
Partner.

All proceeds from sales and debt refinancings generally will be distributed in the following order:

      First, to the Class A Limited Partners until their adjusted capital contributions are reduced to zero;

      Second, to the Class B Limited Partners until their adjusted capital contributions are reduced to zero;

Note B - Partnership Allocations, Contributions and Distributions (continued)

      Third, to the Class A Limited Partners for any unpaid priority return of cash distributions of operating cash flows;

      Fourth, to the Class B Limited Partners for any unpaid priority return of cash distributions of operating cash flows;

      Fifth, to the General Partner until its original capital contribution is reduced to zero; and

      The balance, if any, 67.5% to the Class A Limited Partners, 7.5% to the Class B Limited Partners and 25% to the General Partner.

As of December 31, 1995, the Partnership had undeclared amounts of $2,428,800 or $4.40 per Class A unit and $458,087 or $7.47 per Class B unit of the cumulative annual 10% cash returns.

Note C   Mortgage Notes Payable




                           Principal     Monthly                         Principal
                           Balance At    Payment     Stated               Balance
                         December 31,   Including   Interest  Maturity     Due At
 Property                     1995       Interest     Rate     Date(1)  Maturity(2)
 Hitchcock Plaza
  1st mortgage            $10,825,819    $101,759      9%       10/98   $10,059,040

 White Horse Plaza
   1st mortgage             6,857,677      64,460      9%       10/98     6,371,951

 Georgetown Landing
   1st mortgage             1,521,714      14,304      9%       10/98     1,413,918

 Total                    $19,205,210    $180,523                       $17,844,909

(1)   Original maturity dates in June of 1994 were extended to October 1998.
(2) Mortgages require a balloon payment at maturity for the remaining principal amount.


The estimated fair value of the Partnership's aggregate debt approximates the carrying value.

Note C - Mortgage Notes Payable (continued)

The mortgage notes payable are nonrecourse and are secured by the properties and by a pledge of revenues from the respective properties.

Schedule of principal payments of mortgage notes payable subsequent to December 31, 1995, are as follows:

               1996                             $   456,326
               1997                                 499,132
               1998                              18,249,752
               Total                            $19,205,210


Note D   Operating Leases

Tenants are responsible  for their own utilities  and maintenance of their space, and payment of  their proportionate share of common area  maintenance, utilities,
insurance and real estate taxes.   A portion of the real estate taxes, insurance,
and common area maintenance expenses are paid  directly by the Partnership.   The
Partnership is then reimbursed by the tenants for their proportionate share.  The expenses  paid by the Partnership  are included in the accompanying Statements of
Operations as  property taxes,  insurance, and operating expenses.   The  portion
which is reimbursable from the tenants  is classified as tenant reimbursements in the accompanying Statements of Operations.

Most of the leases also provide for an additional percentage rent of .75% to 6% of sales after a certain level of sales are achieved. Percentage rents were not material in 1995 or 1994.

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995, are as follows:


          Years Ending December 31,
               1996                             $ 2,351,374
               1997                               2,111,582
               1998                               1,845,553
               1999                               1,517,128
               2000                               1,452,920
               Thereafter                        10,450,498
                                                $19,729,055

Four anchor tenants represent $15,402,749 of the above minimum future rentals under leases expiring in 2006 through 2012.

Note E   Major Tenants

Rents from tenants exceeding 10% of rental income were as follows:



                                      1995                          1994
                              Amount         Percent        Amount         Percent
 K-Mart Corporation           $359,948        14.6%        $359,948         14.4%
 Kroger Co.                    342,607        13.9%         342,607         13.7%
 Wal-Mart Stores, Inc.         298,196        12.1%         298,196         11.9%

Note F   Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Note G - Write-Down of Investment Properties

During 1994,  Hitchcock Plaza, located in Aiken, South Carolina, experienced cash
flow  difficulties  as   a  result  of   a  highly  competitive  rental   market.
Accordingly,  in the fourth  quarter of  fiscal 1994, the Partnership  recorded a valuation  write-down to  reduce  the carrying  costs  of the  assets  related to
Hitchcock Plaza based  on estimated  fair value.   The write-down  was calculated
using  net  operating income  of  the  property, capitalized  at  a  rate  deemed reasonable  for the  type of  property adjusted  for market  conditions, physical condition of  the property  and other  factors, to assess  whether any  permanent impairment in value  had occurred.  Due to  extreme competitive conditions in the rental market, continuing poor performance, and financial difficulties of certain
anchor  tenants,  the  Managing  General  Partner  concluded  that   a  permanent
impairment  in  value  had occurred.  The  write-down  resulted in  a  charge  to operations of  $323,021 for the year ended December 31, 1994.  The adjusted basis of  the property  is being  depreciated over  the remaining  useful lives  of the assets.

Note H   Income Taxes

The Partnership is  classified as a partnership  for Federal income tax purposes.
Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Differences between  the net  loss as  reported and  Federal taxable  loss result primarily from (1) depreciation over different methods and lives and on differing cost bases  of investment properties,  (2) change  in rental  income received  in
advance,  and  (3)  write-down of  investment  property.    The  following  is  a
reconciliation of reported net loss and Federal taxable loss:


                                               1995               1994

 Net loss as reported                       $(310,896)        $ (668,615)
 Add (deduct):
    Depreciation differences                   37,130             45,323
    Prepaid insurance                           2,457                485
    Unearned income                            (6,782)             7,320
    Bad debt allowance                        (15,851)            15,851
    Miscellaneous                                  --               (403)
    Write-down of investment property              --            323,021

 Federal taxable loss                       $(293,942)        $ (277,018)

 Federal taxable loss
    per limited partnership unit            $    (.47)        $     (.45)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

       Net assets as reported                     $1,264,667
       Land and Buildings                             21,434
       Accumulated depreciation                      332,789
       Syndication                                   666,666
       Other                                         (11,193)

         Net assets - Federal tax basis           $2,274,363


Note I - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates  of Insignia Financial Group, Inc.
in 1995 and 1994:

                                                         1995           1994

    Property management fees                           $82,604        $76,080
    Reimbursement for services of affiliates            32,700         32,700


Note J - Investment Properties and Accumulated Depreciation



                                                     Initial Cost
                                                    To Partnership
                                                                          Cost
                                                         Buildings     Capitalized
                                                        and Related     (Removed)
                                                          Personal     Subsequent
Description                   Encumbrancess    Land       Property     Acquisition
 Hitchcock Plaza
  Aiken, South Carolina       $10,825,819   $1,796,596  $12,623,471     $  24,100
                                                                         (323,021)
 White Horse Plaza
  Greenville, South Carolina    6,857,677    1,975,248    6,914,259        33,469
                                                                         (163,105)
 Georgetown Landing
  Georgetown, South Carolina    1,521,714     427,745     1,710,981         8,748

        Totals                $19,205,210   $4,199,589  $21,248,711     $(419,809)


Note J - Investment Properties and Accumulated Depreciation (continued)

                                   Gross Amount At Which Carried
                                         At December 31, 1995

                                               Buildings
                                              And Related
                                                Personal                   Accumulated      Date      Depreciable
 Description                        Land        Property        Total      Depreciation   Acquired     Life-Years
 Hitchcock Plaza                 $1,756,347   $12,364,799    $14,121,146    $2,979,112    07/12/88       5-31.5

 White Horse Plaza                1,939,039     6,820,832      8,759,871     1,642,477    07/12/88       5-31.5

 Georgetown Landing                 427,745     1,719,729      2,147,474       405,584    07/12/88        31.5

         Totals                  $4,123,131   $20,905,360    $25,028,491    $5,027,173


Reconciliation of "Investment Properties and Accumulated Depreciation" :

                                             Years Ended December 31,
                                                 1995            1994
 Investment Properties
 Balance at beginning of year                $25,019,743     $25,339,264
   Property improvements                           8,748           3,500
   Write-down of property                             --        (323,021)
 Balance at End of Year                      $25,028,491     $25,019,743
 Accumulated Depreciation
 Balance at beginning of year                $ 4,358,518     $ 3,681,790
   Additions charged to expense                  668,655         676,728
 Balance at end of year                      $ 5,027,173     $ 4,358,518



The aggregate cost of the real estate for Federal income tax purposes at December
31, 1995, is $25,049,925.   The accumulated depreciation taken for Federal income
tax purposes at December 31, 1995, is  $4,694,384.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                     PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   The Registrant has no officers or directors. The Managing General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

   The names of the directors and executive officers of 104 Management, Inc., the Partnership's Managing General Partner, as of December 31, 1995, their ages and the nature of all positions with 104 Management, Inc. presently held by them are set forth below. There are no family relationships between or among any officers and directors.

   Name                              Age                    Position

   Carroll D. Vinson                 55                     President, Director

   Robert D. Long, Jr.               28                     Controller, Principal
                                                            Accounting Officer

   William H. Jarrard, Jr.           49                     Vice President

   John K. Lines                     36                     Secretary

   Kelley M. Buechler                38                     Assistant Secretary


   Carroll D.  Vinson  has been  President of  the Managing  General Partner  and
Metropolitan Asset Enhancement, L.P.("MAE")subsidiaries since August 1994.  Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes
& Co. (regional CPA firm)  and engaged in various other investment and consulting
activities.   Briefly,  in early 1993,  Mr. Vinson served as  President and Chief
Executive Officer of  Angeles Corporation, a real  estate investment firm.   From
1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including
Managing  Director-President  during 1991.   From  1986 to  1990, Mr.  Vinson was
President  and Director  of  U.S.  Shelter Corporation,  a real  estate  services company, which sold substantially all of its assets to Insignia in December 1990.

   Robert  D. Long, Jr.  is Controller  and Principal  Accounting Officer  of the
Managing  General Partner and MAE subsidiaries.  Prior to joining MAE in February
1994, he was an auditor  for the State of  Tennessee and was associated  with the
accounting  firm of  Harshman Lewis  and Associates.   He  is a  graduate of  the
University of Memphis.

   William  H. Jarrard, Jr. is Vice President of the Managing General Partner and
MAE subsidiaries and Managing Director  - Partnership Administration of Insignia.
During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. Mr. Jarrard is a graduate of the University of South
Carolina and a certified public accountant.

   John  K. Lines  has been  Secretary of  the Managing  General Partner  and MAE subsidiaries  since August  1994 and  General Counsel  and Secretary  of Insignia
since July  1994.  From  May 1993 until  June 1994,  Mr. Lines was the  Assistant
General Counsel and  Vice President of  Ocwen Financial Corporation in  West Palm
Beach, Florida.   From  October 1991  until April  1993, Mr.  Lines was a  Senior
Attorney  with Banc  One Corporation  in  Columbus, Ohio.    From May  1984 until
October  1991,  Mr. Lines  was  employed as  an associate  with Squire  Sanders &
Dempsey in Columbus, Ohio.

   Kelley M. Buechler is Assistant Secretary of  the Managing General Partner and
MAE  subsidiaries and  Assistant Secretary of  Insignia.   During the  five years
prior  to joining  Insignia in  1991, she served in  a similar  capacity for U.S.
Shelter.  Ms. Buechler is a graduate of the University of North Carolina.

Item 10. Executive Compensation

   None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

   As of February 1996, there were 552,000 Units and 61,333 Units of Subordinated
Interest  issued  and  outstanding.   The  following  table  sets  forth  certain
information,  as of December 31, 1995 (except to the extent otherwise indicated), with  respect to  the ownership of  Units and units of  Subordinated Interest by:
(i) any  person or  group who is known  to the  Partnership to be  the beneficial owner  of more than 5% of either the Units or units of Subordinated Interest, and
(ii)  the  directors  and  officers  of  the  Managing  General  Partner,   named
individually and as a group.

                                                              Units of Subordinated
                                          Units (1)                Interest (1)
                                     Amount       Percent      Amount       Percent
 The Ohio Company                  28,635(2)       5.19%            0           --
   155 East Broad Street
   Columbus, Ohio 43215

 Insignia Brunner L.P.                    0           --       61,333         100%
   One Insignia Financial Plaza
   Greenville, SC 29602

 All directors and officers of
   the Managing General Partner           0           --            0           --
   (5 persons) as a group

(1) The Limited Partners have no right or authority to participate in the management or control of the Partnership or its business. However, Limited Partners do have limited rights to approve or disapprove certain fundamental Partnership matters as provided in Article 7 of the Partnership Agreement. Transfer of Units are subject to certain restrictions set forth in Article 9 of the Partnership Agreement.

(2) These units are held by The Ohio Company as custodian under 30 separate custodial agreements. No single such custodial account holds more than 5% of the outstanding Units.


Item 12.   Certain Relationships and Related Transactions

   The General Partner did not receive  cash distributions from or with respect to
the  fiscal years ended  December 31,  1995 and 1994.   For a  description of the
share of cash distributions from operations, if any, to which the General Partner is entitled, see  "Note B" of  the financial statements  included in "Item 7"  of this report.

   The Registrant has a property management agreement with  affiliates of Insignia pursuant to which such  affiliates have assumed direct responsibility for day-to-
day  management of  the  Partnership's  properties.   This  service  includes the
supervision of  leasing, rent  collection, maintenance,  budgeting, employment of
personnel, payment of  operating expenses, etc.   Insignia's affiliate received a
property management fee equal to 3% of gross revenues of all tenants.  During the twelve months ended December 31, 1995 and 1994, an affiliate of Insignia received
$82,604 and $76,080 in property management fees, respectively.

   Section 6.4 of the Partnership Agreement provides that the Partnership shall reimburse the General Partner and its affiliates for all out-of-pocket costs and expenses incurred by the General Partner and its affiliates in connection with the operation of the Partnership's business, including, without limitation, legal and accounting fees and the cost of other administrative services performed by them for the benefit of the Partnership; provided that any such reimbursement shall be in an amount equal to the lesser of the General Partners' or affiliates' actual cost with respect thereto or the amount which the Partnership would be required to pay to an independent person for comparable services in the same geographic location; and further provided that no reimbursement is permitted with respect to, among other things, salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling persons of the General Partner or any affiliate.

   If  the Partnership  requires  additional funds,  the  General Partner  or  its
affiliates may,  but are not  obligated to, lend  funds to the Partnership.   Any
such  loan and  any disposition,  re-negotiation or other  subsequent transaction involving such  loan, shall  be made  only upon receipt from  an independent  and qualified advisor of  an opinion letter to the effect  that such proposed loan or disposition,  renegotiation or  subsequent transaction  is fair  and at  least as favorable  to the  Partnership as a  loan to an unaffiliated  borrower in similar circumstances.  The advisors'  compensation must be paid  by the General  Partner and is not  reimbursable by the Partnership.  No  such loan has yet  been made by the General Partner.

   A commission of up to 2%  of the sale  price may be paid to Brunner  Management
Limited Partnership upon the sale of each of the Retail Centers, if it performs substantial services in connection with the sale. Any such commission paid to Brunner Management Limited Partnership will be subordinated to the Limited
Partners' priority distributions. Total commissions paid will not exceed those reasonable, customary and competitive in light of the size and location of the Retail Center sold.

   See "Note I" of the financial statements for further discussion of certain relationships and related party transactions.


Item 13.   Exhibits and Reports on Form 8-K

           (a)  Exhibits:  See Exhibit Index contained herein.

           (b)  Reports on Form 8-K filed during the fourth quarter of 1995: None

                                    SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           BRUNNER COMPANIES INCOME PROPERTIES L.P. I,
                            A Delaware Limited Partnership

                           By: Brunner Management Limited Partnership, an Ohio Limited Partnership, its General Partner

                           By: 104 Management, Inc., an Ohio corporation, its General Partner


                           By:   /s/ Carroll D. Vinson
                                 Carroll D. Vinson
                                 President

                           Date:    March 20, 1996


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Carroll D. Vinson          President                 March 20, 1996
Carroll D. Vinson

/s/ Robert D. Long, Jr.        Controller and Principal  March 20, 1996
Robert D. Long, Jr.            Accounting Officer



                                INDEX OF EXHIBITS

Exhibit
  No.          Description
3.1            Partnership Agreement of Brunner Companies  Income Properties L.P.
               I (the "Partnership"); incorporated by reference to Exhibit 4.3 to
               Form 10-Q for the fiscal quarter ended September 30, 1988

3.2            Certificate   of  Limited   Partnership   for   the   Partnership;
               incorporated by reference to Exhibit 3.2 to Registration Statement
               No. 33-20527 on Form S-11

4.1            Form  of Class  A Limited  Partnership Interest  Unit Certificate;
               incorporated   by  reference  to  Exhibit   3.1  to  Pre-effective
               Amendment No. 1 to Registration Statement No. 33-20527 on Form  S-
               11

4.2            Form  of Class  B Limited  Partnership Interest  Unit Certificate;
               incorporated  by  reference  to   Exhibit  3.1  to   Pre-effective
               Amendment No. 1 to Registration Statement No. 33-20527 on Form  S-
               11

10.1 Purchase Agreement for Hitchcock Plaza; incorporated by reference to Exhibit 19.1 to Form 10-Q for the fiscal quarter ended
               September 30, 1988

10.2           Purchase  Agreement   for  White  Horse   Plaza;  incorporated  by
               reference  to Exhibit  19.2 to  Form 10-Q  for the  fiscal quarter ended September 30, 1988

10.3           Purchase  Agreement   for  Georgetown  Landing;  incorporated   by
               reference  to Exhibit  19.3 to  Form 10-Q  for the  fiscal quarter ended September 30, 1988

10.4           Management   Agreement  for   Hitchcock  Plaza;   incorporated  by
               reference  to Exhibit  19.4 to  Form 10-Q  for the  fiscal quarter ended September 30, 1988

10.5 Management Agreement for White Horse Plaza; incorporated by reference to Exhibit 19.5 to Form 10-Q for the fiscal quarter ended September 30, 1988

10.6 Management Agreement for Georgetown Landing; incorporated by reference to Exhibit 19.6 to Form 10-Q for the fiscal quarter ended September 30, 1988

10.7           Promissory Note secured by Mortgage  on Hitchcock Plaza, with  New
               York Life Insurance Company, as Payee; incorporated by reference to Exhibit 19.7 to Form 10-Q for the fiscal quarter ended
               September 30, 1988

10.8           Security Agreement relating to Hitchcock Plaza with New  York Life
               Insurance Company, as  Secured Party; incorporated by reference to
               Exhibit 19.8 to  Form 10-Q for the fiscal quarter  ended September
               30, 1988

10.9           Assignment of Lessor's  Interest in Lease(s) relating to Hitchcock
               Plaza with New York Life Insurance Company, as Mortgagee/Assignee;
               incorporated by reference to Exhibit 19.9 to Form 10-Q for the fiscal quarter ended September 30, 1988

10.10          Hitchcock  Plaza Mortgage  with New  York Life  Insurance Company;
               incorporated by reference to Exhibit 19.10 to Form 10-Q for the fiscal quarter ended September 30, 1988

10.11          Promissory Note secured by Mortgage on White Horse Plaza, with New
               York Life Insurance Company, as Payee; incorporated by reference to Exhibit 19.11 to Form 10-Q for the fiscal quarter ended
               September 30, 1988

10.12          Security Agreement  relating to  White Horse  Plaza with  New York
               Life  Insurance   Company,  as  Secured  Party;   incorporated  by
               reference to  Exhibit 19.12  to Form 10-Q for  the fiscal  quarter ended September 30, 1988

10.13          Assignment  of Lessor's  Interest  in Lease(s)  relating  to White
               Horse   Plaza   with  New   York   Life   Insurance   Company,  as
               Mortgagee/Assignee; incorporated by  reference to Exhibit 19.13 to
               Form 10-Q for the fiscal quarter ended September 30, 1988

10.14          White Horse Plaza Mortgage  with New York Life  Insurance Company;
               incorporated by reference to Exhibit 19.14 to Form 10-Q for the fiscal quarter ended September 30, 1988

10.15          Promissory Note  secured by  Mortgage on  Georgetown Landing, with
               New York Life Insurance Company, as Payee; incorporated by reference to Exhibit 19.15 to Form 10-Q for the fiscal quarter ended September 30, 1988

10.16          Assignment of Lessor's Interest in Lease(s) relating to Georgetown
               Landing   with    New   York    Life   Insurance    Company,    as
               Mortgagee/Assignee; incorporated by  reference to Exhibit 19.16 to
               Form 10-Q for the fiscal quarter ended September 30, 1988.

10.17          Security Agreement  relating to  Georgetown Landing  with New York
               Life  Insurance  Company,  as   Secured  Party;  incorporated   by
               reference to  Exhibit 19.17  to Form 10-Q for  the fiscal  quarter ended September 30, 1988

10.18          Georgetown Landing Mortgage  with New York Life Insurance Company;
               incorporated by reference to Exhibit 19.18 to Form 10-Q for the fiscal quarter ended September 30, 1988

10.19          Commitment letter between New York Life Insurance  Company and MBB
               Development Associates; incorporated by reference to  Exhibit 10.7 to Registration Statement No. 33-20527 on Form S-11

10.20          Commitment  letter between  New  York Life  Insurance  Company and
               Dayton & Associates VII; incorporated by reference to Exhibit 10.8 to Registration Statement No. 33-20527 on Form S-11

10.21          Commitment  letter between  New  York Life  Insurance  Company and
               Dayton & Associates VII; incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-20527 on Form S-11

10.22          Hitchcock  Center  Lease   with  Goody's  Family  Clothing,  Inc.;
               incorporated  by  reference  to  Exhibit  10.10  to  Pre-effective
               Amendment No. 1 to Registration Statement No. 33-20527 on Form  S-
               11

10.23          Hitchcock   Center   Lease   with  Franchise   Enterprises,  Inc.;
               incorporated  by  reference  to  Exhibit  10.11  to  Pre-effective
               Amendment No. 1 to Registration Statement No. 33-20527 on Form  S-
               11

10.24          Hitchcock   Center   Lease   with   Key   Wholesale   Corporation;
               incorporated  by  reference  to  Exhibit  10.12  to  Pre-effective
               Amendment No. 1 to Registration Statement No. 33-20527 on Form  S-
               11

10.25          Side Agreement  Regarding Rent Guarantee  between MBB  Development
               Associates  and  the  Partnership;  incorporated  by reference  to
               Exhibit 10.31  to Form 10-K for the fiscal year ended December 31,
               1988

10.26          Release  and Termination of Lease between  the Partnership and Key
               Wholesalers  of  Columbia,  Inc.;  incorporated  by  reference  to
               Exhibit 19.1  to Form 10-Q for  the fiscal quarter ended  June 30,
               1989

10.27          Hitchcock Center Lease  between the Partnership and Southco, Inc.;
               incorporated by reference to Exhibit 19.2 to Form 10-Q for the fiscal quarter ended June 30, 1989

10.28          Construction  Agreement  between  the  Partnership  and  Gillam  &
               Associates, Inc. regarding Southco renovations; incorporated by reference to Exhibit 19.3 to Form 10-Q for fiscal quarter ended
               June 30, 1989

10.29          Agreement between the Partnership  and MBB Development  Associates
               regarding   Southco  renovations;  incorporated  by  reference  to
               Exhibit  19.4 to Form 10-Q  for the fiscal  quarter ended June 30,
               1989

10.30 Hitchcock Center Lease with The Kroger Company; incorporated by reference to Exhibit 10.13 to Pre-effective Amendment No. 1 to
               Registration Statement No. 33-20527 on Form S-11

10.31 Hitchcock Center Lease with K-Mart Corporation; incorporated by reference to Exhibit 10.14 to Pre-effective Amendment No. 1 to
               Registration Statement No. 33-20527 on Form S-11

10.32 White Horse Plaza Lease with Wal-Mart Stores, Inc.; incorporated by reference to Exhibit 10.19 to Pre-effective Amendment No. 1 to
               Registration Statement No. 33-20527 on Form S-11

10.33 Amendment to Wal-Mart lease with White Horse Plaza; incorporated by reference to Exhibit 19.1 to Form 10-Q for fiscal quarter ended
               September 30, 1989

10.34          Second  Amendment  to  Wal-Mart  lease  with  White  Horse  Plaza;
               incorporated by reference to Exhibit 19.2 to Form 10-Q for fiscal quarter ended September 30, 1989

10.35          White  Horse  Plaza   Lease  with  Winn-Dixie  Greenville,   Inc.;
               incorporated  by  reference  to  Exhibit  10.20  to  Pre-effective
               Amendment No. 1 to Registration Statement No. 33-20527 on Form  S-
               11

10.36 Georgetown Landing Transfer and Assignment of Lease with Rhonda and Leon Detzler; incorporated by reference to Exhibit 10.24 to Pre-effective Amendment No. 1 to Registration Statement No. 33-
               20527 on Form S-11

10.37 Georgetown Landing Lease with Food Lion, Inc.; incorporated by reference to Exhibit 10.25 to Pre-effective Amendment No. 1 to
               Registration Statement No. 33-20527 on Form S-11

10.38          Letter Agreement  dated January 14,  1991, amending the Georgetown
               Landing Lease  with Coast-to-Coast  incorporated by  reference  to
               Exhibit 10.38 to Form 10-K as of fiscal year end December 31, 1990

10.39          Advisory Agreement made  as of September 1,  1991 between  Brunner
               Companies Income Properties L.P. I and Insignia GP Corporation and
               Insignia  Financial  Group,  Inc.  incorporated  by  reference  to
               Exhibit 19.1 to  Form 10-Q for the fiscal quarter  ended September
               30, 1991

10.40 First Amendment to Advisory Agreement changing effective date from September 1, 1991 to October 1, 1991 incorporated by reference to
               Exhibit 19.2 to  Form 10-Q for the fiscal quarter  ended September
               30, 1991

10.41          Management Agreement for Georgetown Landing made as of December 1,
               1991 between Brunner Companies Income Properties L.P. and Insignia
               Management Group, L.P.  incorporated by reference to Exhibit 10.41 to Form 10-K as of fiscal year end December 31, 1991

10.42          Management Agreement for White Horse Plaza made as of December  1,
               1991  between  Brunner  Companies  Income  Properties  L.P. I  and
               Insignia  Management Group,  L.P.  incorporated  by  reference  to
               Exhibit 10.42 to Form 10-K as of fiscal year end December 31, 1991

10.43          Hitchcock  Center  Lease  with  Consolidated   Stores  Corporation
               incorporated  by reference  to Exhibit  10.43 to  Form 10-K  as of fiscal year end December 31, 1991

10.44          Transfer   Agent  Agreement   between  Brunner   Companies  Income
               Properties  L.P. I  and  Insignia GP  Corporation  incorporated by reference  to Exhibit  10.44 to Form  10-K as  of fiscal  year end
               December 31, 1991

10.45          Letter Agreement amending Georgetown Landing Lease  with Coast-to-
               Coast incorporated by reference to Exhibit 10.45 to Form 10-K as of fiscal year end December 31, 1991

10.46 Closing Agreement dated October 16, 1992 showing the acquisition of a majority of the outstanding stock of 104 Management, Inc. by IBGP, Inc. incorporated by reference to Exhibit 2 to Form 8-K dated March 5, 1993

10.47          Third loan modification and extension agreement, cross-pledge  and default agreement, and  mortgage amendment  agreement relating  to
               Hitchcock  Plaza effective September  29, 1995 by and  between New
               York   Life  Insurance  Company   and  Brunner   Companies  Income
               Properties, L.P. I, a Delaware Limited Partnership incorporated by reference to Exhibit  10.47 to Form 10-QSB for the  fiscal quarter ended September 30, 1995.

10.48          Third loan modification and extension  agreement, cross-pledge and default agreement,  and mortgage  amendment agreement  relating to
               Whitehorse Plaza  effective September 29, 1995  by and between New
               York  Life   Insurance  Company   and  Brunner   Companies  Income
               Properties, L.P. I, a Delaware Limited Partnership incorporated by reference to Exhibit  10.47 to Form 10-QSB for the  fiscal quarter ended September 30, 1995.

10.49          Third loan modification and extension agreement,  cross-pledge and default agreement,  and mortgage  amendment agreement  relating to
               Georgetown Landing effective September 29, 1995 by and between New
               York  Life  Insurance   Company  and   Brunner  Companies   Income
               Properties, L.P. I, a Delaware Limited Partnership incorporated by reference to Exhibit  10.47 to Form 10-QSB for the  fiscal quarter ended September 30, 1995.

16.1           Letter  from  the  Registrant's   former  independent   accountant
               regarding  its  concurrence   with  the  statements  made  by  the
               Registrant  is incorporated by reference to the exhibit filed with
               Form 8-K dated January 12, 1993

27             Financial Data Schedule
