Form 10QSB
period 1996-03-31
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 1996-05-15
CIK 830737

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


                  For the quarterly period ended March 31, 1996


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
  Cash:
    Unrestricted                                                   $   346
    Restricted-tenant security deposits                                  8
  Accounts receivable                                                  105
  Escrows for taxes                                                     58
  Other assets                                                         127
  Investment properties:
    Land                                            $ 4,123
    Buildings and related personal property          20,915
                                                     25,038
    Accumulated depreciation                         (5,194)        19,844

                                                                   $20,488

 Liabilities and Partners' Capital (Deficit)

 Liabilities
  Accounts payable                                                 $     3
  Tenant security deposits                                               8
  Accrued taxes                                                         52
  Other liabilities                                                    128
  Mortgage notes payable                                            19,095

 Partners' Capital (Deficit)
  General partner                                   $   (25)
  Class A Limited Partners - (552,000
    units)                                              935
  Class B Limited Partners - (61,333
    units)                                              292          1,202

                                                                   $20,488
                 See Accompanying Notes to Financial Statements

b)                 BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                   Three Months Ended
                                                        March 31,
                                                  1996            1995

 Revenues:
    Rental income                                 $  678           $  721
    Other income                                       7                6
          Total revenues                             685              727

 Expenses:
    Operating                                         64               67
    General and administrative                        29               26
    Depreciation                                     167              166
    Interest                                         435              453
    Property taxes                                    53               52
          Total expenses                             748              764

    Net loss                                      $  (63)          $  (37)

 Net loss allocated to general
    partner (1%)                                  $   (1)          $   --

 Net loss allocated to Class A limited
    partners (89.1%)                                 (56)             (33)

 Net loss allocated to Class B limited
    Partners (9.9%)                                   (6)              (4)

                                                  $  (63)          $  (37)

 Net loss per limited partnership unit            $ (.10)          $ (.06)

                 See Accompanying Notes to Financial Statements

c)                 BRUNNER COMPANIES INCOME PROPERTIES L.P. I

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                    General          Limited Partners
                                    Partner        Class A      Class B          Total
 Original capital contributions     $     1        $ 5,520      $  613         $  6,134

 Partners' capital (deficit) at
    December 31, 1995               $   (24)       $   991      $  298         $  1,265

 Net loss for the three months
    ended March 31, 1996                 (1)           (56)         (6)             (63)

 Partners' capital (deficit)
    at March 31, 1996               $   (25)       $   935       $  292        $  1,202

                 See Accompanying Notes to Financial Statements

d)                 BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                             Three Months Ended
                                                                 March 31,
                                                           1996             1995
 Cash flows from operating activities:
    Net loss                                                $  (63)         $  (37)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Depreciation                                            167             166
       Amortization of loan costs and leasing
        commissions                                             10              13
       Change in accounts:
         Restricted cash                                        --              (2)
         Accounts receivable                                    21              15
         Escrows for taxes                                      12             133
         Other assets                                            4             (20)
         Accounts payable                                       (8)             (6)
         Tenant security deposits                               (2)              2
         Accrued taxes                                         (15)           (109)
         Other liabilities                                      24              16

            Net cash provided by operating activities          150             171

 Cash flows from investing activities:
    Property improvements and replacements                     (10)             --
       Net cash used in investing activities                   (10)             --

 Cash flows from financing activities:
    Payments on mortgage notes payable                        (110)            (60)

            Net cash used in financing activities             (110)            (60)

 Net increase in cash                                           30             111

 Cash at beginning of period                                   316             540

 Cash at end of period                                      $  346          $  651

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $  431          $  445

                 See Accompanying Notes to Financial Statements


e)                 BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements for Brunner Companies Income Properties L.P. I ("the Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.


   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments (included in operating expenses) to affiliates for services (based on a percentage of revenue) and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Expense reimbursements are included in general and administrative expenses. The following payments were made to affiliates of Insignia for the three months ended March 31, 1996 and 1995:

                                                      1996            1995
                                                          (in thousands)
Property management fees                             $  20           $  20
Reimbursement for services of affiliates                 8               8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                       Average
                                                      Occupancy
                                                  1996         1995
 Georgetown Landing
    Georgetown, South Carolina                     94%          94%

 Whitehorse Plaza
    Greenville, South Carolina                     99%          99%

 Hitchcock Plaza
    Aiken, South Carolina                          98%         100%

   The Partnership's net loss for the three months ended March 31, 1996, was $63,000 compared to a net loss of $37,000 for the corresponding period of 1995. The increase in net loss is primarily due to a decrease in tenant reimbursements, and an increase in bad debt expense. With these exceptions, the Partnership's results of operations were comparable to those of the corresponding period of the prior year.

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

   At March 31, 1996, the Partnership held unrestricted cash of $346,000 compared to $651,000 at March 31, 1995. Net cash provided by operating activities decreased primarily due to reduced rental revenue collections. Net cash used in investing activities increased due to an increase in property improvements and replacements. Net cash used in financing activities increased due to increased principal payments on mortgage notes payable.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $19,095,000 matures October 10, 1998. Any future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made during fiscal year 1995 or during the first three months of 1996.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)  Reports on Form 8-K:

          None filed during the quarter ended March 31, 1996.


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


                              BRUNNER COMPANIES INCOME PROPERTIES L. P. I, a Delaware limited partnership

                              By:  Brunner Management Limited
                                   Partnership, an Ohio Limited Partnership,
                                   its General Partner


                              By: 104 Management, Inc., an Ohio corporation, its Managing General Partner


                              By:  /s/Carroll D. Vinson
                                   Carroll D. Vinson
                                   President



                              By:  /s/Robert D. Long, Jr.
                                   Robert D. Long, Jr.
                                   Vice President/CAO




                              Date: May 15, 1996