Form 10QSB
period 1996-06-30
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 1996-08-14
CIK 830737

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


                  For the quarterly period ended June 30, 1996


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

                                   June 30, 1996


 Assets
  Cash:
    Unrestricted                                                   $   389
    Restricted-tenant security deposits                                 11
  Accounts receivable, net of allowance of $44                          88
  Escrows for taxes                                                    112
  Restricted escrows                                                    18
  Other assets                                                         119
  Investment properties:
    Land                                             $ 4,123
    Buildings and related personal property           20,915
                                                      25,038
    Less accumulated depreciation                     (5,362)       19,676
                                                                   $20,413

 Liabilities and Partners' Capital (Deficit)

 Liabilities
  Accounts payable                                                 $     9
  Tenant security deposits                                              11
  Accrued taxes                                                        105
  Other liabilities                                                    159
  Mortgage notes payable                                            18,982

 Partners' Capital (Deficit)
  General partner                                    $   (25)
  Class A Limited Partners - (552,000 units)             886
  Class B Limited Partners - (61,333 units)              286         1,147
                                                                   $20,413

                 See Accompanying Notes to Financial Statements

b)                 BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended             Six Months Ended
                                          June 30,                      June 30,
                                      1996          1995           1996           1995
 Revenues:
    Rental income                    $ 683         $ 663         $ 1,361        $ 1,385
    Other income                         2             3               9              9
          Total revenues               685           666           1,370          1,394
 Expenses:
    Operating                           70            65             134            132
    General and administrative          18            22              47             48
    Depreciation                       168           166             335            333
    Interest                           432           449             867            902
    Property taxes                      52            55             105            107
          Total expenses               740           757           1,488          1,522
    Net loss                         $ (55)        $ (91)        $  (118)       $  (128)

 Net loss allocated to general
    partner (1%)                     $  --         $  (1)        $    (1)       $    (1)
 Net loss allocated to
    Class A limited partners
    (89.1%)                            (49)          (81)           (105)          (114)
 Net loss allocated to
    Class B limited Partners
    (9.9%)                              (6)           (9)            (12)           (13)

                                     $ (55)        $ (91)        $  (118)       $  (128)

 Net loss per limited
    partnership unit                 $(.09)        $(.15)        $  (.19)       $  (.21)

                   See Accompanying Notes to Financial Statements


c)                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)
                          (in thousands, except unit data)


                                    General         Limited Partners
                                    Partner       Class A      Class B        Total
 Original capital contributions     $     1       $   5,520    $   613     $   6,134

 Partners' capital (deficit) at
    December 31, 1995               $   (24)      $     991    $   298     $   1,265

 Net loss for the six months
    ended June 30, 1996                  (1)           (105)       (12)         (118)

 Partners' capital (deficit)
    at June 30, 1996                $   (25)      $     886    $   286     $   1,147

                      See Accompanying Notes to Financial Statements

d)                      BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                                  STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                      (in thousands)

                                                          Six Months Ended
                                                               June 30,
                                                         1996           1995
 Cash flows from operating activities:
    Net loss                                           $ (118)        $  (128)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Depreciation                                       335             333
       Amortization of loan costs and
        leasing commissions                                20              23
       Change in accounts:
         Restricted cash                                   (3)             --
         Accounts receivable                               38              21
         Escrows for taxes                                (42)             82
         Other assets                                       2             (12)
         Accounts payable                                  (2)             (7)
         Tenant security deposits                           1              --
         Accrued taxes                                     38             (55)
         Other liabilities                                 55              58
            Net cash provided by
                operating activities                      324             315

 Cash flows from investing activities:
    Property improvements and replacements                (10)             --
    Deposits to restricted escrows                        (18)             --
            Net cash used in investing activities         (28)             --

 Cash flows from financing activities:
    Deposit remitted to mortgagee                          --            (193)
    Loan extension costs paid                              --             (18)
    Payments on mortgage notes payable                   (223)           (120)
            Net cash used in financing
                activities                               (223)           (331)

 Net increase (decrease) in cash                           73             (16)

 Cash at beginning of period                              316             540

 Cash at end of period                                 $  389         $   524
 Supplemental disclosure of cash
    flow information:
    Cash paid for interest                             $  860         $   889

                      See Accompanying Notes to Financial Statements

e)                      BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                               NOTES TO FINANCIAL STATEMENTS
                                        (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner (Brunner Management Limited Partnership), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Reclassifications

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenues and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expenses. The following payments were made to affiliates of the Managing General Partner during each of the six months ended June 30, 1996 and 1995:

                                               1996           1995
                                                  (in thousands)
Property management fees                        $41            $42
Reimbursement for services of affiliates         17             18

Additionally, the Partnership paid $10,000 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's commercial properties during the six months ended June 30, 1996. These lease commissions are included in other assets and amortized over the term of the respective leases.

Note C - Mortgage Notes Payable

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                                       Average
                                                      Occupancy
                                                  1996         1995
 Georgetown Landing
    Georgetown, South Carolina                     94%          92%

 Whitehorse Plaza
    Greenville, South Carolina                     99%          98%

 Hitchcock Plaza
    Aiken, South Carolina                          98%          99%


   The Partnership realized a net loss of $118,000 for the six months ended June 30, 1996, compared to a net loss of $128,000 for the six months ended June 30, 1995. The Partnership realized a net loss of $55,000 for the three months ended June 30, 1996, compared to a net loss of $91,000 for the corresponding period of 1995. The decrease in net loss for the six month period ended June 30, 1996, is primarily due to decreased interest expense resulting from the modification of the Partnership's mortgage notes payable in the second quarter of 1995. This modification included the reduction of outstanding principal by $350,000. Partially offsetting this decrease in interest expense was an increase in bad debt expense.

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

   At June 30, 1996, the Partnership held unrestricted cash of $389,000 compared to $524,000 at June 30, 1995. Net cash used in investing activities increased due to increased deposits to restricted escrows required by the loan modification and increased tenant improvements at Georgetown and Whitehorse.
Net cash used in financing activities decreased due to the non-recurring nature of the 1995 deposit remitted to the mortgagee of $193,000 which was subsequently applied to mortgage principal. This decrease was partially offset by an increase in principal payments on the mortgage notes payable. This increase was a result of the loan modification discussed below which increased the total mortgage payments on each of the properties.

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

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $18,982,000 matures October 10, 1998, at which time, the properties will be either refinanced or sold. Any future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made during fiscal year 1995 or during the first six months of 1996.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


    (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    (b)  Reports on Form 8-K:

         None filed during the quarter ended June 30, 1996.


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


                              Date: August 14, 1996