Form 10KSB
period 1996-12-31
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 1997-03-28
CIK 830737

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                          Under Section 13 or 15(d)


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year:  $2,749,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked of such partnership interests, as of December 31, 1996: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.
                     DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated June 10, 1988 (included in Registration Statement, No.33-20527, of Registrant) are incorporated by reference into Parts I and III.

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

  Commencing June 10, 1988, the Partnership offered through The Ohio Company up to 552,000 Units of Class A Limited Partnership Interests at $10 per unit ("Units"). Holders of units are referred to as "Unitholders." An additional 61,333 units of Class B Limited Partnership Interests were issued by the Partnership to certain affiliates of the Managing General Partner as a part of the purchase price for an undivided interest in each retail center equivalent to a then fair market value of $613,330 ("Subordinated Interest"). Holders of Subordinated Interests are referred to as "Subordinated Limited Partners," and Unitholders and Subordinated Limited Partners are collectively referred to as "Limited Partners". Limited Partners are not required to make any additional capital contributions. There are only two differences between the Class A and Class B limited partnership interests. First, the holders of Class A units are entitled to receive their Class A Priority Return before the holders of Class B units are entitled to receive any portion of their Class B Priority Return. Second, holders of Class B units, if such holders are affiliates of the General Partner, are not entitled to vote upon the removal of the General Partner or upon consideration of a sale of any Retail Center to the General Partner or any affiliate of the General Partner.

  The offering terminated on July 12, 1988. Upon termination of the offering, the Partnership had accepted subscriptions for 552,000 Units and 61,333 Units of Subordinated Interests for aggregate gross proceeds of $6,133,330. The Partnership invested substantially all of the net offering proceeds in the Retail Centers. The Partnership will not acquire nor invest in any other properties or debt or equity securities of any other issuers (other than short term investments of cash in high grade United States government obligations during interim periods between the receipt of revenues and the distribution of cash to the Limited Partners and pending payment of operating expenses of the Partnership) and will not issue any additional limited partnership interests or other equity securities in the Partnership. The policies of the Partnership noted above can only be changed by an affirmative vote of limited partners owning a majority in interest and the General Partner.

  The General Partner, the Managing General Partner and the Subordinated
Limited Partners were all affiliates of a related group of corporations and partnerships engaged generally in the real estate development business.
Pursuant to an agreement effective December 31, 1992, IBGP, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired a majority of the outstanding stock of 104 Management, Inc. on March 5, 1993. IBGP, Inc. is an indirect wholly-owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia. As a result of this transaction, IBGP, Inc. effectively controls the General Partner. The Partnership is in the business of owning and operating three regional shopping centers: Georgetown Landing, Georgetown, South Carolina; White Horse Plaza, Greenville, South Carolina; and Hitchcock Plaza, Aiken, South Carolina (the "Retail Centers"). See "Item 2. Description of Properties" for additional information regarding the Retail Centers.

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

White Horse Plaza                   07/12/88  Fee ownership subject  Retail Center
 Greenville, South Carolina                   to first mortgage      165,924 sq.ft.

Georgetown Landing                  07/12/88  Fee ownership subject  Retail Center
 Georgetown, South Carolina                   to first mortgage      38,200 sq.ft.

  A significant feature of all the retail centers is the fact that approximately 72% of the leasable space is, in the aggregate, leased to anchor tenants with national or regional name recognition. Although such anchor tenants generally pay lower base rents than smaller tenants, anchor tenants offer greater security and stability of long-term leases from well-established and more credit-worthy tenants and tend to attract greater traffic to the retail centers.


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                         Gross
                        Carrying      Accumulated       Useful               Federal
Property                 Value        Depreciation       Life      Method   Tax Basis
Hitchcock Plaza        $14,121         $3,370         5-31.5 yrs     S/L      $10,952

White Horse Plaza        8,765          1,863         5-31.5 yrs     S/L        7,082

Georgetown Landing       2,158            463           31.5 yrs     S/L        1,705

                       $25,044         $5,696                                 $19,739

  See "Note A" of the Notes to Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                          Principal                                      Principal
                          Balance At     Stated                            Balance
                         December 31,   Interest    Period    Maturity      Due At
Property                     1996         Rate    Amortized     Date    Maturity(1)
Hitchcock Plaza            $10,569         9%        18 yrs    10/98      $10,059

White Horse Plaza            6,695         9%        18 yrs    10/98        6,372

Georgetown Landing           1,485         9%        18 yrs    10/98        1,414

       Total               $18,749                                        $17,845

(1) The mortgages require a balloon payment at maturity for the remaining principal balance. These notes are all cross-collateralized and cross-defaulted.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                     Average Annual
                                      Rental Rates         Average Annual
                                    (per square foot)         Occupancy
                                   1996          1995        1996     1995

Hitchcock Plaza                   $5.87         $6.17         98%      99%

White Horse Plaza                  5.41          5.28         99%      98%

Georgetown Landing                 5.71          5.82         91%      93%

  As noted under "Item 1. Description of Business", the real estate industry is ighly competitive. All of the properties of the Partnership are subject to ompetition from other retail centers in the area. The Managing General Partner elieves that all of the properties are adequately insured.

The following is a schedule of the lease expirations for the years 1997-2006:

                          Number of                                % of Gross
                        Expirations      Square Feet   Annual Rent Annual Rent
Hitchcock Plaza                                     (in thousands)
1997                         6           11,400       $ 109            8.4%
1998                         6           62,400         348           26.7%
1999                         4           13,600         122            9.3%
2000                         1            1,000          13            1.0%
2001-2006                    0                0           0              0%

White Horse Plaza
1997                         4           17,480       $ 118            12.8%
1998                         3           12,550          79             8.6%
1999                         6           12,450         125            13.6%
2000                         0                0           0               0%
2001-2006                    4          123,444         584           63.6%

Georgetown Landing
1997                         0                0       $   0              0%
1998                         1            1,200          11            5.3%
1999                         1            1,200          11            5.3%
2000                         2            2,400          19            9.5%
2001-2006                    2           26,200         149           74.4%


  The following schedule presents information on tenants occupying 10% or more of the leasable square feet for each property:

                        Nature of        Square Footage    Annual Rent        Lease
                        Business           Leased         Per Square Foot Expiration
Hitchcock Plaza       Grocery Store         49,296           $6.95         02/28/07
                      Discount Store        86,479            4.16         06/30/12
                      Clothing Store        35,000            5.50         08/31/98

White Horse Plaza     Discount Store        81,922            3.64         10/10/06
                      Grocery Store         35,922            6.50         05/31/06

Georgetown Landing    Grocery Store         25,000            5.55         11/22/06

SCHEDULE OF REAL ESTATE TAXES AND RATES
(dollar amounts in thousands):

                                         1996             1996
                                        Taxes             Rate

Hitchcock Plaza                          $112             1.53%

White Horse Plaza                          67             1.56%

Georgetown Landing                         35             1.93%



ITEM 3.      LEGAL PROCEEDINGS

      The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1996, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.

                                      PART II

ITEM 5.     MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

     As of December 31, 1996, the number of holders of record of Limited Partnership Units and Subordinated Interest Units was 387 and one, respectively. Neither the Units nor the Subordinated Interest are traded on any established public trading market, and it is not anticipated that such a market will develop in the future. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

     No cash distributions were paid during 1996 or 1995. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making a cash distribution during 1997.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     The Partnership realized a net loss of $255,000 for the year ended December 31, 1996, compared to a net loss of $311,000 for the year ended December 31, 1995. The decrease in net loss for the year ended December 31, 1996, is primarily due to decreased interest expense resulting from the modification of the Partnership's mortgage notes payable in the second quarter of 1995. This modification included the reduction of outstanding principal by $350,000. Partially offsetting this decrease in interest expense was an increase in property taxes.

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


Liquidity and Capital Resources

     The Partnership held unrestricted cash of $332,000 at December 31, 1996, compared to unrestricted cash of $316,000 at December 31, 1995. Net cash provided by operating activities increased primarily due to reduced interest payments during 1996. Net cash used in investing activities increased due to increased property improvements and replacements at Georgetown Landing and Whitehorse Plaza during 1996 as well as increased deposits to restricted escrows required by the 1995 loan modification discussed below. Net cash used in financing activities decreased due to the non-recurring nature of the $193,000 deposit remitted to the mortgage holder in 1995 which was subsequently applied to mortgage principal as discussed below.

     On September 29, 1995, the Partnership successfully completed a loan modification and extension for the Partnership's mortgage notes payable. A deposit of $193,000 paid to the mortgage holder during the second quarter of 1995 was applied to the mortgage principal and an additional $157,000 was paid to reduce the outstanding principal balance of the Georgetown note by $50,000 and the Hitchcock note by $300,000. The maturity dates of the loans were extended from June 10, 1995, to October 10, 1998, with all three loans requiring monthly payments to be applied first to interest at the rate of 9.0% per annum with the remainder reducing the outstanding principal balances. All three loans are now cross-collateralized and cross-defaulted and are being amortized over eighteen years.

     The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $18,749,000 matures October 10, 1998. Any future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made during 1996 or 1995 and no cash distributions are anticipated for fiscal year 1997.

ITEM 7.  FINANCIAL STATEMENTS

BRUNNER COMPANIES INCOME PROPERTIES L.P. I

LIST OF FINANCIAL STATEMENTS



        Report of Independent Auditors

        Balance Sheet - December 31, 1996

        Statements of Operations - Years ended December 31, 1996 and 1995

        Statements of Changes in Partners' Capital (Deficit) - Years ended
           December 31, 1996 and 1995

        Statements of Cash Flows - Years ended December 31, 1996 and 1995

        Notes to Financial Statements





                Report of Ernst & Young LLP, Independent Auditors



The Partners
Brunner Companies Income Properties L.P. I


We have audited the accompanying balance sheet of Brunner Companies Income Properties L.P. I as of December 31, 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunner Companies Income Properties L.P. I as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                        /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 20, 1997
                     BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                                   BALANCE SHEET
                                 December 31, 1996

                        (in thousands, except unit data)

Assets
    Cash:
     Unrestricted                                                     $   332
     Restricted-tenant security deposits                                   11
    Accounts receivable, net of allowance of $35                          119
    Escrows for taxes                                                      89
    Restricted escrows                                                      5
    Other assets                                                          141
    Investment properties (Notes A, C and I)
     Land                                            $ 4,123
     Buildings and related personal proprty           20,921
                                                      25,044
     Accumulated depreciation                         (5,696)          19,348
                                                                      $20,045

Liabilities and Partners' Capital (Deficit)

Liabilities
    Accounts payable                                                  $    41
    Tenant security deposits                                               12
    Accrued taxes                                                         100
    Other liabilities                                                     133
    Mortgage notes payable (Note C)                                    18,749

Partners' Capital (Deficit)
    General partner                                  $   (27)
    Class A Limited Partners - (552,000
     units)                                              764
    Class B Limited Partners - (61,333
     units)                                              273            1,010
                                                                      $20,045

                   See Accompanying Notes to Financial Statements


                     BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                              STATEMENTS OF OPERATIONS
                        (In thousands, except unit data)

                                                 Years Ended December 31,
                                                    1996           1995
Revenues:
     Rental income                                 $2,735         $2,732
     Other income                                      14             17
          Total revenues                            2,749          2,749

Expenses:
     Operating                                        307            317
     General and administrative                        83             89
     Depreciation                                     669            669
     Interest                                       1,726          1,785
     Property taxes                                   219            200
          Total expenses                            3,004          3,060

     Net loss                                      $ (255)        $ (311)

Net loss allocated to general partner (1%)         $   (3)        $   (3)
Net loss allocated to Class A limited
       partners (89.1%)                              (227)          (277)
Net loss allocated to Class B limited
       partners (9.9%)                                (25)           (31)

                                                   $ (255)        $ (311)

Net loss per limited partnership unit              $ (.41)        $( .50)

               See Accompanying Notes to Financial Statements


                         BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (In thousands)

                                     General      Limited Partners
                                     Partner      Class A       Class B          Total
Original capital contributions       $    1        $5,520         $613          $6,134

Partners' capital (deficit)
      at December 31, 1994           $  (21)       $1,268         $329          $1,576

Net loss for the year ended
     December 31, 1995                   (3)         (277)         (31)           (311)

Partners' capital (deficit)
     at December 31, 1995               (24)          991          298           1,265

Net loss for the year ended
    December 31, 1996                    (3)         (227)         (25)           (255)

Partners' capital (deficit)
    at December 31, 1996             $  (27)       $  764         $273          $1,010

                 See Accompanying Notes to Financial Statements

                     BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                              STATEMENTS OF CASH FLOWS
                          (in thousands, except unit data)

                                                             Years Ended December 31,
                                                             1996                1995
Cash flows from operating activities:
  Net loss                                                  $ (255)        $ (311)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                               669            669
    Amortization of loan costs and leasing
      commissions                                               40             46
    Bad debt                                                    35             --
    Change in accounts:
      Restricted cash                                           (3)             2
      Accounts receivable                                      (28)            11
      Escrows for taxes                                        (19)           127
      Other assets                                             (41)             7
      Accounts payable                                          30              1
      Tenant security deposits                                   2             --
      Accrued taxes                                             33            (95)
      Other liabilities                                         29             (8)

         Net cash provided by operating activities             492            449

Cash flows from investing activities:
  Property improvements and replacements                       (15)            (9)
  Deposits to restricted cash                                  (42)            --
  Receipts from restricted cash                                 37             --

         Net cash used in investing activities                 (20)            (9)

Cash flows from financing activities:
  Loan extension costs                                          --            (59)
  Payments on mortgage notes payable                          (456)          (605)

         Net cash used in financing activities                (456)          (664)

Net increase (decrease) in cash                                 16           (224)

Cash at beginning of year                                      316            540

Cash at end of year                                         $  332         $  316

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $1,710         $1,767

                    See Accompanying Notes to Financial Statements

                        BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                              NOTES TO FINANCIAL STATEMENTS

                                    December 31, 1996

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

INVESTMENT PROPERTIES: During 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of "FASB No. 121" did not have a material effect on the Partnership's financial statements.

Buildings and improvements are depreciated on the straight-line basis over an estimated useful life of 5 to 31.5 years. Tenant improvements are depreciated over the term of the lease.

For Federal income tax purposes, the Partnership depreciates a portion (89% attributable to non tax-exempt investors) of the property's basis, using the straight-line method over 31.5 years and the balance (11% attributable to tax-exempt investors), using the straight-line method over 40 years.

LEASES: The Partnership leases certain commercial space to tenants under various lease terms. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized $35,000 more in rental income than was collected in 1996 and prior years. This amount will be collected in future years as cash collections under the terms of the leases exceed the straight-line basis of revenue recognition.

LEASE COMMISSIONS: Lease commissions are capitalized and amortized by the straight-line method over the term of the applicable lease. Lease commissions of $48,000 net of accumulated amortization of $63,000 are included in other assets.

LOAN COSTS: Loan extension costs of $33,000, net of accumulated amortization of $26,000 are included in other assets. Loan costs are amortized on a straight-line basis over the term of the extension.

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

FAIR VALUE: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

RECLASSIFICATIONS: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B - PARTNERSHIP ALLOCATIONS, CONTRIBUTIONS AND DISTRIBUTIONS

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

     Fifth, to the General Partner until its original capital contribution is reduced to zero; and

     The balance, if any, 67.5% to the Class A Limited Partners, 7.5% to the Class B Limited Partners and 25% to the General Partner.

As of December 31, 1996, the Partnership had undeclared amounts of $2,981,000 or $5.40 per Class A unit and $519,000 or $8.47 per Class B unit of the cumulative annual 10% cash returns.


NOTE C - MORTGAGE NOTES PAYABLE (dollar amounts in thousands)

                          Principal     Monthly                          Principal
                          Balance At    Payment     Stated                Balance
                         December 31,  Including   Interest   Maturity    Due At
Property                      1996      Interest      Rate      Date    Maturity(1)
Hitchcock Plaza
 1st mortgage             $10,569        $102         9%       10/98     $10,059

White Horse Plaza
 1st mortgage               6,695          65         9%       10/98       6,372

Georgetown Landing
 1st mortgage               1,485          14         9%       10/98       1,414

Total                     $18,749        $181                            $17,845

 (1)Mortgages require a balloon payment at maturity for the remaining principal amount. These notes are all cross-collateralized and cross-defaulted.

The estimated fair value of the Partnership's aggregate debt approximates the carrying value.

The mortgage notes payable are nonrecourse and are secured by the properties and by a pledge of revenues from the respective properties.

Schedule of principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows (in thousands):


            1997                                    $   499
            1998                                     18,250
            Total                                   $18,749



NOTE D - OPERATING LEASES

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

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, are as follows:


         Years Ending December 31,
         (in thousands)

            1997                              $ 2,038
            1998                                1,912
            1999                                1,515
            2000                                1,406
            2001                                1,385
            Thereafter                          8,684
                                              $16,940


Four anchor tenants represent $14,169,000 of the above minimum future rentals under leases expiring in 2006 through 2012.


NOTE E - MAJOR TENANTS

Rents from tenants (excluding tenant reimbursements) exceeding 10% of rental income were as follows (dollars in thousands):


                                     1996                        1995
                              Amount       Percent        Amount       Percent
K-Mart Corporation            $ 360         14.9%         $ 360         14.6%
Kroger Co.                      343         14.2%           343         13.9%
Wal-Mart Stores, Inc.           298         12.3%           298         12.1%


NOTE F - CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


NOTE G - INCOME TAXES

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Differences between the net loss as reported and Federal taxable loss result primarily from depreciation over different methods and lives and on differing cost bases of investment properties and the change in rental income received in advance. The following is a reconciliation of reported net loss and Federal taxable loss:


                                              1996               1995
                                                   (in thousands)
Net loss as reported                        $ (255)            $ (311)
Add (deduct):
   Depreciation differences                     37                 37
   Prepaid insurance                            (8)                 2
   Unearned income                               4                 (7)
   Bad debt allowance                           --                (15)
   Miscellaneous                                29                 --

Federal taxable loss                        $ (193)            $ (294)

Federal taxable loss
   per limited partnership unit             $ (.31)            $ (.47)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


     Net assets as reported                       $1,010
     Land and Buildings                               21
     Accumulated depreciation                        370
     Syndication costs                               667
     Other                                            13

      Net assets - Federal tax basis              $2,081


NOTE H - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expenses. The following payments were made to affiliates of the Managing General Partner during each of the years ended December 31, 1996 and 1995:


                                                          1996           1995
                                                               (in thousands)
   Property management fees                                $83             $83
   Reimbursement for services of affiliates                 33              36


Additionally, the Partnership paid $27,000 and $15,000 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's commercial properties during the years ended December 31, 1996 and 1995, respectively. These lease commissions are included in other assets and amortized over the term of the respective leases.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.


NOTE I - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)


                                                 Initial Cost
                                                 To Partnership

                                                                            Cost
                                                            Buildings    Capitalized
                                                           and Related    (Removed)
                                                            Personal      Subsequent
Description                      Encumbrances    Land       Property     Acquisition
Hitchcock Plaza                  $10,569       $1,797       $12,623        $   24
                                                                             (323)

White Horse Plaza                  6,695        1,975         6,914            39
                                                                             (163)

Georgetown Landing                 1,485          428         1,711            19
      Totals                     $18,749       $4,200       $21,248        $ (404)

                    Gross Amount At Which Carried
                        At December 31, 1996

                            Buildings
                               And
                             Related
                            Personal             Accumulated    Date   Depreciable
Description          Land   Property     Total   Depreciation Acquired  Life-Years
Hitchcock Plaza     $1,756    $12,365   $14,121      $3,370   07/12/88    5-31.5

White Horse Plaza    1,939      6,826     8,765       1,863   07/12/88    5-31.5

Georgetown Landing     428      1,730     2,158         463   07/12/88     31.5

     Totals         $4,123    $20,921   $25,044      $5,696

NOTE I - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

Reconciliation of "Investment Properties and Accumulated Depreciation":
(dollar amounts in thousands)

                                                 Years Ended December 31,
                                                    1996              1995
Investment Properties
Balance at beginning of year                       $25,029          $25,020
  Property improvements                                 15                9
Balance at End of Year                             $25,044          $25,029

Accumulated Depreciation
Balance at beginning of year                       $ 5,027          $ 4,358
  Additions charged to expense                         669              669
Balance at end of year                             $ 5,696          $ 5,027


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996, is $25,065,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996, is $5,326,000.

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

  The names of the directors and executive officers of 104 Management, Inc., the Partnership's Managing General Partner, as of December 31, 1996, their ages and the nature of all positions with 104 Management, Inc. presently held by them are set forth below. There are no family relationships between or among any officers and directors.

       Name                         Age                Position
      Carroll D. Vinson             56                President, Director

      William H. Jarrard, Jr.       50                Vice President

      Robert D. Long, Jr.           29                Controller, Principal
                                                      Accounting Officer

      John K. Lines                 37                Secretary

      Kelley M. Buechler            39                Assistant Secretary


  Carroll D. Vinson has been President of the General Partner and Metropolitan Asset Enhancement, L.P. ("MAE") subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993 Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991.

  William H. Jarrard, Jr. has been Vice President of the General Partner since March 1993 and Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management for Insignia from July 1994 until January 1996.

 Robert D. Long, Jr. is Controller and Principal Accounting Officer of the General Partner and MAE subsidiaries. Prior to joining MAE in February 1994, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

      John K. Lines has been Secretary of the General Partner and MAE subsidiaries since August 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

      Kelley M. Buechler is Assistant Secretary of the General Partner and MAE subsidiaries and Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter.


ITEM 10. EXECUTIVE COMPENSATION

  None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As of March 1997, there were 552,000 Units and 61,333 Units of Subordinated Interest issued and outstanding. The following table sets forth certain information, as of December 31, 1996 (except to the extent otherwise indicated), with respect to the ownership of Units and units of Subordinated Interest by:
(i) any person or group who is known to the Partnership to be the beneficial owner of more than 5% of either the Units or units of Subordinated Interest, and
(ii) the directors and officers of the Managing General Partner, named individually and as a group.

                                                            Units of Subordinated
                                           Units (1)             Interest (1)
                                    Amount       Percent      Amount       Percent
The Ohio Company                  29,375(2)     5.32%             0          --
  155 East Broad Street
  Columbus, Ohio 43215

Insignia Brunner L.P.                  0           --         61,333        100%
  One Insignia Financial Plaza
  Greenville, SC 29602

All directors and officers of
  the Managing General Partner         0           --              0         --
  (5 persons) as a group

(1)The Limited Partners have no right or authority to participate in the management or control of the Partnership or its business. However, Limited Partners do have limited rights to approve or disapprove certain fundamental Partnership matters as provided in Article 7 of the Partnership Agreement. Transfer of Units are subject to certain restrictions set forth in Article 9 of the Partnership Agreement.

(2)These units are held by The Ohio Company as custodian under 32 separate custodial agreements. No single such custodial account holds more than 5% of the outstanding Units.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The General Partner did not receive cash distributions from or with respect to the fiscal years ended December 31, 1996 and 1995. For a description of the share of cash distributions from operations, if any, to which the General Partner is entitled, see "Note B" of the Notes to Financial Statements included in "Item 7" of this report.

 The Registrant has a property management agreement with affiliates of Insignia pursuant to which such affiliates have assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia's affiliate received a property management fee equal to 3% of gross revenues of all tenants. During the years ended December 31, 1996 and 1995, an affiliate of Insignia received $83,000 in property management fees each year.

 Section 6.4 of the Partnership Agreement provides that the Partnership shall reimburse the General Partner and its affiliates for all out-of-pocket costs and expenses incurred by the General Partner and its affiliates in connection with the operation of the Partnership's business, including, without limitation, legal and accounting fees and the cost of other administrative services performed by them for the benefit of the Partnership; provided that any such reimbursement shall be in an amount equal to the lesser of the General Partners' or affiliates' actual cost with respect thereto or the amount which the Partnership would be required to pay to an independent person for comparable services in the same geographic location; and further provided that no reimbursement is permitted with respect to, among other things, salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling persons of the General Partner or any affiliate. Affiliates of Insignia received $33,000 and $36,000 of reimbursements during the years ended December 31, 1996 and 1995, respectively.

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

 See "Note H" of the Notes to Financial Statements for further discussion of certain relationships and related party transactions.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:  See Exhibit Index contained herein.

   (b)  Reports on Form 8-K filed during the fourth quarter of 1996:  None


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

                      Date:  March 28, 1996


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Carroll D. Vinson             President                   March 28, 1996
Carroll D. Vinson




/s/ Robert D. Long, Jr.           Controller and Principal    March 28, 1996
Robert D. Long, Jr.               Accounting Officer

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

10.45 Letter Agreement amending Georgetown Landing Lease with Coast-to-Coast incorporated by reference to Exhibit 10.45 to Form 10-K as of fiscal year end December 31, 1991

10.46 Closing Agreement dated October 16, 1992 showing the acquisition of a majority of the outstanding stock of 104 Management, Inc. by IBGP, Inc. incorporated by reference to Exhibit 2 to Form 8-K dated March 5, 1993

10.47 Third loan modification and extension agreement, cross-pledge and default agreement, and mortgage amendment agreement relating to Hitchcock Plaza effective September 29, 1995 by and between New York Life Insurance Company and Brunner Companies Income Properties, L.P. I, a Delaware Limited Partnership incorporated by reference to
            Exhibit 10.47 to Form 10-QSB for the fiscal quarter ended September 30, 1995.

10.48 Third loan modification and extension agreement, cross-pledge and default agreement, and mortgage amendment agreement relating to Whitehorse Plaza effective September 29, 1995 by and between New York Life Insurance Company and Brunner Companies Income Properties, L.P. I, a Delaware Limited Partnership incorporated by reference to
            Exhibit 10.47 to Form 10-QSB for the fiscal quarter ended September 30, 1995.

10.49 Third loan modification and extension agreement, cross-pledge and default agreement, and mortgage amendment agreement relating to Georgetown Landing effective September 29, 1995 by and between New York Life Insurance Company and Brunner Companies Income Properties, L.P. I, a Delaware Limited Partnership incorporated by reference to
            Exhibit 10.47 to Form 10-QSB for the fiscal quarter ended September 30, 1995.

16.1 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated January 12, 1993

27          Financial Data Schedule