Form 10QSB
period 1997-03-31
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 1997-05-15
CIK 830737

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


                For the quarterly period ended March 31, 1997


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

                                March 31, 1997


Assets
 Cash:
   Unrestricted                                                    $   318
   Restricted-tenant security deposits                                  12
 Accounts receivable, net of allowance of $45                          137
 Escrows for taxes                                                      55
 Restricted escrows                                                      5
 Other assets                                                          142
 Investment properties:
   Land                                            $ 4,123
   Buildings and related personal property          20,921

                                                    25,044
   Accumulated depreciation                         (5,863)         19,181

                                                                   $19,850

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                                  $    36
 Tenant security deposits                                               18
 Accrued taxes                                                          55
 Other liabilities                                                     122
 Mortgage notes payable                                             18,628


Partners' Capital (Deficit)
 General Partner                                   $   (27)
 Class A Limited Partners - (552,000
   units)                                              747
 Class B Limited Partners - (61,333
   units)                                              271             991

                                                                   $19,850

                See Accompanying Notes to Financial Statements

b)                       BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                                STATEMENTS OF OPERATIONS
                                       (Unaudited)
                             (in thousands, except unit data)


                                                   Three Months Ended
                                                       March 31,
                                                   1997            1996
Revenues:
  Rental income                                  $  718           $  678
  Other income                                        3                7
       Total revenues                               721              685


Expenses:
  Operating                                          67               64
  General and administrative                         25               29
  Depreciation                                      167              167
  Interest                                          425              435
  Property taxes                                     56               53
       Total expenses                               740              748

  Net loss                                       $  (19)          $  (63)

Net loss allocated to general
  partner (1%)                                   $   --           $   (1)

Net loss allocated to Class A limited
  partners (89.1%)                                  (17)             (56)

Net loss allocated to Class B limited
  partners (9.9%)                                    (2)              (6)

                                                 $  (19)          $  (63)

Net loss per Class A limited
partnership unit                                 $ (.03)          $ (.10)

                       See Accompanying Notes to Financial Statements

c)                       BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                        (Unaudited)
                              (in thousands, except unit data)

                                   General          Limited Partners
                                   Partner       Class A         Class B       Total
Original capital contributions     $     1       $ 5,520         $  613      $  6,134

Partners' capital (deficit) at
December 31, 1996                  $   (27)      $   764         $  273      $  1,010

Net loss for the three months
  ended March 31, 1997                  --           (17)            (2)          (19)

Partners' capital (deficit)
  at March 31, 1997                $   (27)      $   747         $  271      $    991

                       See Accompanying Notes to Financial Statements

d)                    BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                                   STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                            1997          1996

Cash flows from operating activities:
  Net loss                                                $  (19)        $  (63)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                             167            167
    Amortization of loan costs and leasing
      commissions                                             12             10
    Change in accounts:
      Restricted cash                                         (1)            --
      Accounts receivable                                    (18)            21
      Escrows for taxes                                       34             12
      Other assets                                           (13)             4
      Accounts payable                                        (5)            (8)
      Tenant security deposits                                 6             (2)
      Accrued taxes                                          (45)           (15)
      Other liabilities                                      (11)            24

         Net cash provided by operating activities           107            150

Cash flows from investing activities:
  Property improvements and replacements                      --            (10)
    Net cash used in investing activities                     --            (10)

Cash flows from financing activities:
  Payments on mortgage notes payable                        (121)          (110)

         Net cash used in financing activities              (121)          (110)

Net (decrease) increase in cash                              (14)            30

Cash at beginning of period                                  332            316

Cash at end of period                                     $  318         $  346

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  421         $  431

                    See Accompanying Notes to Financial Statements

   e)                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                              NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)

   NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited financial statements for Brunner Companies Income Properties L.P. I (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner (Brunner Management Limited Partnership), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

   Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

   NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

   The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expenses. The following payments were made to affiliates of the Managing General Partner for the three months ended March 31, 1997 and 1996 (in thousands):

                                                     1997              1996
   Property management fees                          $ 19              $ 20
   Reimbursement for services of affiliates             8                 9

   Additionally, the Partnership paid $14,000 and $1,000 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's commercial properties during the three months ended March 31, 1997 and 1996, respectively. These lease commissions are included in other assets and amortized over the terms of the respective leases.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

  The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                       Average
                                                      Occupancy
                                                  1997         1996

Hitchcock Plaza
  Aiken, South Carolina                           98%          98%
Whitehorse Plaza
  Greenville, South Carolina                     100%          99%
Georgetown Landing
  Georgetown, South Carolina                      90%          94%


  The Managing General Partner attributes the decrease in occupancy at Georgetown Landing to the move-out of a tenant who had leased 7,200 square feet. This space has been partially leased to the anchor tenant.

  The Partnership's net loss for the three months ended March 31, 1997, was $19,000 compared to a net loss of $63,000 for the corresponding period of 1996. The decrease in net loss is primarily due to an increase in tenant reimbursements of $35,000 due primarily to timing of the collection of Wal-Mart's percentage rent at White Horse Plaza and a decrease in interest expense. Otherwise, the Partnership's results of operations were comparable to those of the corresponding period of the prior year.

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

  At March 31, 1997, the Partnership held unrestricted cash of $318,000 compared to $346,000 at March 31, 1996. Net cash provided by operating activities decreased primarily due to the payment of audit bills of approximately $29,000 in the first quarter of 1997. Net cash used in investing activities decreased due to fewer property improvements and replacements being required in 1997. Net cash used in financing activities increased due to increased principal payments on mortgage notes payable.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $18,628,000 matures October 10, 1998. Any future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made during fiscal year 1996 or during the first three months of 1997.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)  Reports on Form 8-K:

          None filed during the quarter ended March 31, 1997.

                                        SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BRUNNER COMPANIES INCOME PROPERTIES L. P. I, a Delaware limited partnership

                            By:   Brunner Management Limited
                                  Partnership, an Ohio Limited Partnership,its
                                  General Partner

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

                            Date: May 15, 1997