Form 10QSB
period 1997-06-30
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 1997-08-12
CIK 830737

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from.........to.........

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


                                (864) 239-1000
                         (Issuer's telephone number)


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

                                June 30, 1997


Assets
 Cash and cash equivalents:
   Unrestricted                                                        $   310
   Restricted-tenant security deposits                                      17
 Accounts receivable, net of allowance of $51                               96
 Escrows for taxes                                                         122
 Restricted escrows                                                          5
 Other assets                                                              119
 Investment properties:
   Land                                              $ 4,123
   Buildings and related personal property            20,921
                                                      25,044
   Less accumulated depreciation                      (6,031)           19,013
                                                                       $19,682

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                                      $     1
 Tenant security deposits                                                   17
 Accrued property taxes                                                    110
 Other liabilities                                                         116
 Mortgage notes payable                                                 18,505

Partners' Capital (Deficit)
 General partner's                                   $   (28)
 Class A Limited Partners' - (552,000 units)             696
 Class B Limited Partners' - (61,333 units)              265               933

                                                                       $19,682

                See Accompanying Notes to Financial Statements


b)                       BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                                STATEMENTS OF OPERATIONS
                                       (Unaudited)
                            (in thousands, except unit data)

                                      Three Months Ended            Six Months Ended
                                           June 30,                     June 30,
                                      1997         1996           1997            1996
Revenues:
  Rental income                      $ 696        $ 683         $ 1,414         $ 1,361
  Other income                           1            2               4               9
       Total revenues                  697          685           1,418           1,370
Expenses:
  Operating                             90           70             157             134
  General and administrative            19           18              44              47
  Depreciation                         168          168             335             335
  Interest                             423          432             848             867
  Property taxes                        55           52             111             105
       Total expenses                  755          740           1,495           1,488

  Net loss                           $ (58)       $ (55)        $   (77)        $ ( 118)

Net loss allocated to general
  partner (1%)                       $  (1)       $  (1)        $    (1)        $    (1)
Net loss allocated to Class A
  limited partners (89.1%)             (51)         (49)            (68)           (105)
Net loss allocated to Class B
  limited partners (9.9%)               (6)          (5)             (8)            (12)
                                     $ (58)       $ (55)        $   (77)        $  (118)

Net loss per Class A limited
  partnership unit                   $(.09)       $(.09)        $  (.12)        $  (.19)

                See Accompanying Notes to Financial Statements

c)                       BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                        (Unaudited)
                                       (in thousands)

                                    General          Limited Partners'
                                   Partner's         Class A    Class B      Total
Original capital contributions      $     1         $  5,520    $   613     $  6,134

Partners' (deficit) capital at
   December 31, 1996                $   (27)        $   764     $   273     $  1,010

Net loss for the six months
   ended June 30, 1997                   (1)            (68)         (8)         (77)

Partners' (deficit) capital
  at June 30, 1997                  $   (28)        $   696     $   265     $    933

                       See Accompanying Notes to Financial Statements

d)                    BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                                   STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                  1997          1996
Cash flows from operating activities:
  Net loss                                                       $ (77)        $ (118)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                                   335            335
    Amortization of loan costs and
      leasing commissions                                           23             20
    Change in accounts:
      Restricted cash                                               (6)            (3)
      Accounts receivable                                           23             38
      Escrows for taxes                                            (33)           (42)
      Other assets                                                  (1)             2
      Accounts payable                                             (40)            (2)
      Tenant security deposits                                       5              1
      Accrued property taxes                                        10             38
      Other liabilities                                            (17)            55

         Net cash provided by operating activities                 222            324

Cash flows from investing activities:
  Property improvements and replacements                            --            (10)
  Deposits to restricted escrows                                    --            (18)

         Net cash used in investing activities                      --            (28)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (244)          (223)

         Net cash used in financing activities                    (244)          (223)

Net (decrease) increase in unrestricted cash and
  cash equivalents                                                 (22)            73

Unrestricted cash and cash equivalents at beginning
  of period                                                        332            316

Unrestricted cash and cash equivalents at end of period          $ 310         $  389

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 839         $  860

                    See Accompanying Notes to Financial Statements

e)                BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements for Brunner Companies Income Properties L.P. I (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner for each of the six month periods ended June 30, 1997 and 1996 (in thousands):

                                                          1997           1996
  Property management fees (included in
    operating expenses)                                   $43            $41
  Reimbursement for services of affiliates
    (included in general and administrative expenses)      16             17


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the six month periods ended June 30, 1997 and 1996:


                                                           Average
                                                          Occupancy
                                                       1997       1996
Hitchcock Plaza
  Aiken, South Carolina                                 99%         98%
White Horse Plaza
  Greenville, South Carolina                           100%         99%
Georgetown Landing
  Georgetown, South Carolina                            90%         94%

The decrease in occupancy at Georgetown Landing resulted from the move out of a tenant who occupied 7,200 square feet in late 1996. The negative effect of this vacancy was mitigated by Food Lion's expansion into 3,480 square feet of the vacated space.

The Partnership realized a net loss of approximately $77,000 for the six months ended June 30, 1997 compared to a net loss of approximately $118,000 for the six months ended June 30, 1996. The Partnership's net loss for the three months ended June 30, 1997 was approximately $58,000 compared to a net loss of approximately $55,000 for the three months ended June 30, 1996. The decrease in net loss for the six month period is due primarily to an increase in rental income. The rental income increase resulted from additional rent collections from an anchor tenant at White Horse Plaza, as its lease has provisions that allows the Partnership to collect additional rent when its sales exceed certain levels. Also contributing to the decrease in net loss for the six month period was a reduction in interest expense due to increased principal payments. Partially offsetting these changes was an increase in operating expenses. During the six months ended June 30, 1997, $12,000 was spent on exterior painting at White Horse. No other expenditures for major repairs and maintenance were made during the six month periods ended June 30, 1997 or 1996.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expense by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Hitchcock Plaza has a tenant who currently occupies 20,000 square feet, or approximately 9% of the total square feet. This tenant's lease matures January 31, 1998 and it is not expected to be renewed. The Managing General Partner is currently trying to locate a new tenant to occupy this space.

At June 30, 1997 the Partnership held unrestricted cash and cash equivalents of approximately $310,000 compared to $389,000 at June 30, 1996. Net cash provided by operating activities decreased primarily due to a decrease in accounts payable and other liabilities related to the timing of payments. Net cash used in investing activities decreased due to no deposits to restricted escrows being required and no property improvements and replacements in 1997. Net cash used in financing activities increased due to increased principal payments on mortgage notes payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $18,505,000 matures October 10, 1998. Any future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made during fiscal year 1996 or during the first six months of 1997.
                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


   (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b) Reports on Form 8-K:

       None filed during the quarter ended June 30, 1997.

                                         SIGNATURES


       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                              By: Brunner Management Limited Partnership
                                  Its General Partner

                              By: 104 Management, Inc.
                                  Its Managing General Partner

                              By: /s/ Carroll D. Vinson
                                  Carroll D. Vinson
                                  President

                              By: /s/ Robert D. Long, Jr.
                                  Robert D. Long, Jr.
                                  Vice President/CAO

                              Date: August 12, 1997