Form 10QSB
period 1997-09-30
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 1997-11-12
CIK 830737

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT
                         UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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

                              September 30, 1997


Assets
 Cash and cash equivalents:
   Unrestricted                                                     $   317
   Restricted-tenant security deposits                                   14
 Accounts receivable, net of allowance of $61                            68
 Escrows for taxes                                                      147
 Restricted escrows                                                       5
 Other assets                                                           143
 Investment properties:
   Land                                              $ 4,123
   Buildings and related personal property            20,921
                                                      25,044
   Less accumulated depreciation                      (6,198)        18,846
                                                                    $19,540

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                                   $     7
 Tenant security deposits                                                14
 Accrued property taxes                                                 161
 Other liabilities                                                      111
 Mortgage notes payable                                              18,379

Partners' Capital (Deficit)
 General partner's                                    $  (28)
 Class A Limited Partners' - (552,000 units)             637
 Class B Limited Partners' - (61,333 units)              259            868
                                                                    $19,540

                See Accompanying Notes to Financial Statements



b)                       BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)
                              (in thousands, except unit data)

                                     Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                      1997         1996         1997          1996
Revenues:
  Rental income                     $ 672         $ 685        $ 2,086       $ 2,046
  Other income                          7             3             11            12
       Total revenues                 679           688          2,097         2,058

Expenses:
  Operating                            85            82            242           216
  General and administrative           24            16             68            63
  Depreciation                        167           167            502           502
  Interest                            418           430          1,266         1,297
  Property taxes                       50            66            161           171
       Total expenses                 744           761          2,239         2,249
Net loss                            $ (65)        $ (73)       $  (142)      $  (191)

Net loss allocated to general
  partner (1%)                      $  (1)        $  (1)       $    (1)      $    (2)
Net loss allocated to Class A
   limited partners (89.1%)           (58)          (65)          (127)         (170)
Net loss allocated to Class B
   limited partners (9.9%)             (6)           (7)           (14)          (19)
                                    $ (65)        $ (73)       $  (142)      $  (191)

Net loss per Class A limited
   partnership unit                 $(.11)        $(.12)       $  (.23)      $  (.31)

                       See Accompanying Notes to Financial Statements

c)                       BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                        (Unaudited)
                                       (in thousands)

                                    General         Limited Partners'
                                   Partner's      Class A      Class B      Total
Original capital contributions      $     1      $  5,520      $   613    $   6,134

Partners' (deficit) capital at
  December 31, 1996                 $   (27)     $    764      $   273    $   1,010

Net loss for the nine months
  ended September 30, 1997               (1)         (127)         (14)        (142)

Partners' (deficit) capital
  at September 30, 1997             $   (28)     $    637      $   259    $     868

                       See Accompanying Notes to Financial Statements

d)                    BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                                   STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                  1997           1996
Cash flows from operating activities:
  Net loss                                                     $ (142)         $ (191)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                                  502             502
    Amortization of loan costs and
      leasing commissions                                          33              30
    Change in accounts:
      Restricted cash                                              (3)             (3)
      Accounts receivable                                          51              43
      Escrows for taxes                                           (58)            (61)
      Other assets                                                (35)            (30)
      Accounts payable                                            (34)              1
      Tenant security deposits                                      2               1
      Accrued property taxes                                       61             104
      Other liabilities                                           (22)             34
         Net cash provided by operating activities                355             430

Cash flows from investing activities:
  Property improvements and replacements                           --             (10)
  Deposits to restricted escrows                                   --             (34)
         Net cash used in investing activities                     --             (44)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (370)           (338)
         Net cash used in financing activities                   (370)           (338)

Net (decrease) increase in unrestricted cash and
  cash equivalents                                                (15)             48
Unrestricted cash and cash equivalents at beginning
  of period                                                       332             316
Unrestricted cash and cash equivalents at end of period        $  317          $  364

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $1,255          $1,286

                 See Accompanying Notes to Financial Statements

e)                BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements for Brunner Companies Income Properties L.P. I (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenues and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner for each of the nine month periods ended September 30, 1997 and 1996 (in thousands):

                                                          1997           1996
Property management fees (included in operating
  expenses)                                               $63            $63
Reimbursement for services of affiliates (included in
  general and administrative expenses)                     27             25


For the period of January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1997 and 1996:


                                                       Average
                                                      Occupancy
                                                  1997         1996
Hitchcock Plaza
  Aiken, South Carolina                            99%         98%
Whitehorse Plaza
  Greenville, South Carolina                       98%        100%
Georgetown Landing
  Georgetown, South Carolina                       94%         94%

The Partnership realized a net loss of approximately $142,000 for the nine months ended September 30, 1997, compared to a net loss of approximately $191,000 for the nine months ended September 30, 1996. The Partnership realized a net loss of approximately $65,000 for the three months ended September 30, 1997, compared to a net loss of approximately $73,000 for the corresponding period of 1996. The decrease in net loss for the nine month period ended September 30, 1997, is primarily due to an increase in rental revenue at all of the Partnership's properties and decreased property tax and interest expenses. The decrease in property taxes is attributable to the new outparcel tenant at Hitchcock Plaza being responsible for that parcel's tax liability. This parcel was vacant throughout 1996, and thus, the Partnership was responsible for 1996 property tax expense. The reduction in interest expense was due to increased principal payments. Partially offsetting the increase in rental income and the decrease in property taxes and interest expense for the nine month period was an increase in operating expenses at Hitchcock and Whitehorse Plaza. At Hitchcock Plaza the increase is the result of an increase in legal fees. The legal fees relate to litigation involving a former tenant who stopped honoring its contractual lease obligations. This litigation was settled in the Partnership's favor subsequent to September 30, 1997. The former tenant must pay approximately $43,000 in unpaid rent, as a result. In addition, the increase at Whitehorse Plaza is the result of an exterior painting project in 1997. During the nine months ended September 30, 1997, approximately $13,000 was spent on exterior painting at Whitehorse. No other expenditures for major repairs and maintenance were made during the nine month periods ended September 30, 1997 or 1996.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expense by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Hitchcock Plaza has a tenant who currently occupies 20,000 square feet, or approximately 9% of the total square feet. This tenant's lease matures January 31, 1998 and is not expected to be renewed. The Managing General Partner is currently trying to locate a new tenant to occupy this space.

At September 30, 1997, the Partnership held unrestricted cash of approximately $317,000 compared to approximately $364,000 at September 30, 1996. Net cash provided by operating activities decreased due to decreases in accounts payable and accrued property taxes due to the timing of payments. Net cash used in investing activities decreased due to no deposits to restricted escrows being required and no property improvements and replacements in 1997. Net cash used in financing activities increased due to increased principal payments on mortgage notes payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $18,379,000 matures October 10, 1998. Any future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made during fiscal year 1996 or during the first nine months of 1997.
                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


   (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b) Reports on Form 8-K:

       None filed during the quarter ended September 30, 1997.

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


                         Date: November 12, 1997