Form 10KSB
period 1997-12-31
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 1998-03-25
CIK 830737

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

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

                           Limited Partnership Units
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year:  $2,860,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days: Market value information for the registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership's interest would not exceed $25,000,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Prospectus of Registrant dated June 10, 1988 (included in Registration Statement, No. 33-20527, of Registrant) are incorporated by reference into Parts I and III.


                                       PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Brunner Companies Income Properties L.P. I (the "Registrant" or "Partnership") is a Delaware limited partnership formed in February 1988. The Partnership will continue in existence until December 31, 2008, unless earlier dissolved or terminated. Brunner Management Limited Partnership (the "General Partner"), an Ohio limited partnership formed in February 1988, is the sole general partner of the Partnership. 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation formed in February 1988, is the sole general partner of the General Partner, and in that capacity manages the business of the Partnership.

Commencing June 10, 1988, the Partnership offered through The Ohio Company up to 552,000 Units of Class A Limited Partnership Interests at $10 per unit ("Units"). Holders of units are referred to as "Unitholders". An additional 61,333 units of Class B Limited Partnership Interests were issued by the Partnership to certain affiliates of the Managing General Partner as a part of the purchase price for an undivided interest in each retail center equivalent to a then fair market value of $613,330 ("Subordinated Interest"). Holders of Subordinated Interests are referred to as "Subordinated Limited Partners", and Unitholders and Subordinated Limited Partners are collectively referred to as "Limited Partners". Limited Partners are not required to make any additional capital contributions. There are only two differences between the Class A and Class B limited partnership interests. First, the holders of Class A units are entitled to receive their Class A Priority Return before the holders of Class B units are entitled to receive any portion of their Class B Priority Return. Second, holders of Class B units, if such holders are affiliates of the General Partner, are not entitled to vote upon the removal of the General Partner or upon consideration of a sale of any Retail Center to the General Partner or any affiliate of the General Partner.

The offering terminated on July 12, 1988. Upon termination of the offering, the Partnership had accepted subscriptions for 552,000 Units and 61,333 Units of Subordinated Interests for aggregate gross proceeds of $6,133,330. The Partnership invested substantially all of the net offering proceeds in the investment properties (the "Retail Centers"). The Partnership will not acquire nor invest in any other properties or debt or equity securities of any other issuers (other than short term investments of cash in high grade United States government obligations during interim periods between the receipt of revenues and the distribution of cash to the Limited Partners and pending payment of operating expenses of the Partnership) and will not issue any additional limited partnership interests or other equity securities in the Partnership. The policies of the Partnership noted above can only be changed by an affirmative vote of limited partners owning a majority in interest and the General Partner.

The General Partner, the Managing General Partner and the Subordinated Limited Partners were all affiliates of a related group of corporations and partnerships engaged generally in the real estate development business. Pursuant to an agreement effective December 31, 1992, IBGP, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired a majority of the outstanding stock of 104 Management, Inc. on March 5, 1993. IBGP, Inc. is an indirect wholly-owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia. As a result of this transaction, IBGP, Inc. effectively controls the General Partner. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The Partnership is in the business of owning and operating three Retail Centers:
Georgetown Landing, Georgetown, South Carolina; White Horse Plaza, Greenville, South Carolina; and Hitchcock Plaza, Aiken, South Carolina. See "Item 2. Description of Properties" for additional information regarding the Retail Centers.

The real estate business is highly competitive. The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located, and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in businesses which may be competitive with the Partnership.

The Partnership has no employees. Management and administrative services are performed by affiliates of Insignia. The property manager is responsible for the day-to-day operations of each property. The Managing General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, these affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12. Certain Relationships and Related Transactions", which descriptions are herein incorporated by reference.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                               Date of
Property                       Purchase     Type of Ownership          Use

Hitchcock Plaza                 7/12/88  Fee ownership subject   Retail Center
  Aiken, South Carolina                  to first mortgage       233,000 sq.ft.

White Horse Plaza               7/12/88  Fee ownership subject   Retail Center
 Greenville, South Carolina              to first mortgage       166,000 sq.ft.

Georgetown Landing              7/12/88  Fee ownership subject   Retail Center
 Georgetown, South Carolina              to first mortgage       40,000 sq.ft.

A significant feature of all the retail centers is the fact that approximately 73% of the leasable space is, in the aggregate, leased to anchor tenants with national or regional name recognition. Although such anchor tenants generally pay lower base rents than smaller tenants, anchor tenants offer greater security and stability of long-term leases from well-established and more credit-worthy tenants and tend to attract greater traffic to the retail centers.

SCHEDULE OF PROPERTIES (IN THOUSANDS):


                       Gross
                      Carrying   Accumulated     Useful               Federal
Property               Value     Depreciation     Life      Method   Tax Basis

Hitchcock Plaza       $14,121      $3,761       5-31.5 yrs    S/L     $  10,579

White Horse Plaza       8,765       2,084       5-31.5 yrs    S/L         6,875

Georgetown Landing      2,158         521         31.5 yrs    S/L         1,653
                      $25,044      $6,366                             $  19,107

See "Note A" of the Notes to Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):


                       Principal                                     Principal
                      Balance At     Stated                           Balance
                     December 31,   Interest    Period   Maturity      Due At
Property                   1997       Rate    Amortized   Date (1)  Maturity (2)

Hitchcock Plaza        $10,287         9%       18 yrs    10/98      $10,059

White Horse Plaza        6,517         9%       18 yrs    10/98        6,372

Georgetown Landing       1,446         9%       18 yrs    10/98        1,414

       Total           $18,250                                       $17,845

(1) The maturity dates of the mortgage notes are currently October 10, 1998, how- ever, the notes provide the Partnership with a guaranteed two year renewal option. At the present time, the Managing General Partner is considering a potential sale of the Partnership's properties in 1998. If the properties are not sold, the Managing General Partner anticipates a two year extension of the mortgage notes based on the renewal option.

(2) The mortgages require a balloon payment at maturity for the remaining principal balance. These notes are cross-collateralized and cross-defaulted and are secured by the properties and by a pledge of revenues from the respective properties.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                     Average Annual
                                      Rental Rates           Average Annual
                                    (per square foot)           Occupancy
                                   1997          1996       1997       1996

Hitchcock Plaza                   $5.95         $5.87        98%        98%
White Horse Plaza                  5.77          5.41        97%        99%
Georgetown Landing                 5.63          5.71        91%        91%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other retail centers in the area. The Managing General Partner believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations for the years 1998-2007:


                  Number of                                  % of Gross
                 Expirations   Square Feet    Annual Rent    Annual Rent
Hitchcock Plaza                              (in thousands)
1998                  5           60,800       $ 329            23.8%
1999                  4            9,100         104             7.5%
2000                  5            6,900          72             5.2%
2001                  0                0           0             0.0%
2002                  4           11,860         130             9.4%
2003                  1            1,600          20             1.5%
2004-2006             0                0           0            0.00%
2007                  1           49,296         343            24.7%

White Horse Plaza
1998                  3           12,550       $  78             9.0%
1999                  6           12,450         126            14.3%
2000                  2            6,080          61             6.9%
2001                  1            4,000          32             3.6%
2002                  2            4,600          48             5.5%
2003-2005             0                0           0             0.0%
2006                  2          117,844         532            60.7%
2007                  0                0           0             0.0%

Georgetown Landing
1998                  1            1,200       $  10             5.0%
1999                  1            1,200          10             5.0%
2000                  2            2,400          20             9.3%
2001                  0                0           0             0.0%
2002                  1            1,200          11             5.1%
2003-2005             0                0           0             0.0%
2006                  1           30,104         158            75.6%
2007                  0                0           0             0.0%


The following schedule presents information on tenants occupying 10% or more of the leasable square feet for each property:


                        Nature      Square Footage    Annual Rent       Lease
                       Business         Leased      Per Square Foot   Expiration

Hitchcock Plaza     Grocery Store       49,296          $6.95           2/28/07
                    Discount Store      86,479           4.16           6/30/12
                    Clothing Store      35,000           5.50           8/31/98

White Horse Plaza   Discount Store      81,922           3.64          10/31/06
                    Grocery Store       35,922           6.50          11/05/06

Georgetown Landing  Grocery Store       30,104           5.25          11/22/06

SCHEDULE OF REAL ESTATE TAXES (IN THOUSANDS) AND RATES:


                                         1997       1997
                                        Taxes       Rate
Hitchcock Plaza                          $ 90       1.52%
White Horse Plaza                          73       1.58%
Georgetown Landing                         35       1.93%

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1997, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.


                                      PART II

ITEM 5.     MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1997, the number of holders of record of Limited Partnership Units and Subordinated Interest Units was 387 and one, respectively. Neither the Limited Partnership Units nor the Subordinated Interest Units are traded on any established public trading market, and it is not anticipated that such a market will develop in the future. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

No cash distributions were paid during 1997 or 1996. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making a cash distribution during 1998.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Partnership realized a net loss of $101,000 for the year ended December 31, 1997, compared to a net loss of $255,000 for the year ended December 31, 1996. The decrease in net loss for the year ended December 31, 1997 is primarily due to an increase in rental revenue, increased other income and decreased property tax and interest expenses. The increase in rental revenue resulted primarily from increased average rental rates at Hitchcock Plaza and White Horse Plaza. Rental revenue was also impacted by the collection of unpaid rent at Hitchcock Plaza that previously had been written off as bad debt. The rent collected relates to litigation involving a former tenant who stopped honoring its contractual lease obligations. This litigation was settled in the Partnership's favor during 1997. The decrease in property taxes is primarily attributable to a decrease in Hitchcock Plaza's property assessment in 1997. In addition, the new outparcel tenant at Hitchcock is now responsible for that parcel's tax liability. This parcel was vacant throughout 1996, and thus, the Partnership was responsible for the 1996 property tax expense. The reduction in interest expense was due to increased principal payments. Partially offsetting the increases in revenues and the decrease in property taxes and interest expense was an increase in operating expenses. Included in operating expenses for the year ended December 31, 1997 were major repairs and maintenance of $16,000, comprised of exterior painting at White Horse and Georgetown. No other expenditures for major repairs and maintenance were made during the years ended December 31, 1997 or 1996.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Hitchcock Plaza has a tenant which occupied 20,000 square feet at December 31, 1997, or approximately 9% of the property's total square feet.
The tenant's lease expired January 31, 1998 and was not renewed. The Managing General Partner is currently trying to locate a new tenant to occupy this space.

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of $333,000 at December 31, 1997, compared to cash and cash equivalents of $332,000 at December 31, 1996. The net increases in cash and cash equivalents for the years ended December 31, 1997 and 1996, are $1,000 and $16,000, respectively. Net cash provided by operating activities increased due to the decreased net loss discussed above, partially offset by an increase in receivables and deposits. Net cash used in investing activities decreased primarily due to no property improvements and replacements being performed in 1997. Net cash used in financing activities increased due to increased principal payments on mortgage notes payable during 1997.

The cross-collateralized and cross-defaulted loans on Hitchcock Plaza, White Horse Plaza, and Georgetown Landing mature on October 10, 1998. At the present time the Managing General Partner is considering a potential sale of the Partnership's properties in 1998. If the properties are not sold, the Managing General Partner expects to extend the maturity date of the mortgage notes under a provision which provides a guaranteed two-year renewal option with the lender.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $18,250,000 matures October 10, 1998, as discussed above. Any future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made during 1997 or 1996 and no cash distributions are anticipated for fiscal year 1998.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.  FINANCIAL STATEMENTS

BRUNNER COMPANIES INCOME PROPERTIES L.P. I

LIST OF FINANCIAL STATEMENTS

        Report of Ernst & Young LLP, Independent Auditors

        Balance Sheet - December 31, 1997

        Statements of Operations - Years ended December 31, 1997 and 1996

        Statements of Changes in Partners' Capital (Deficit) - Years ended
           December 31, 1997 and 1996

        Statements of Cash Flows - Years ended December 31, 1997 and 1996

        Notes to Financial Statements






                Report of Ernst & Young LLP, Independent Auditors



The Partners
Brunner Companies Income Properties L.P. I


We have audited the accompanying balance sheet of Brunner Companies Income Properties L.P. I as of December 31, 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunner Companies Income Properties L.P. I at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                        /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 6, 1998, except for
Note I, as to which the date is March 17, 1998






                     BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                                   BALANCE SHEET

                               December 31, 1997
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                                        $   333
  Receivables and deposits                                             373
  Restricted escrows                                                     6
  Other assets                                                         117
  Investment properties
   Land                                              $ 4,123
   Buildings and related personal property            20,921

                                                      25,044
   Less accumulated depreciation                      (6,366)       18,678

                                                                   $19,507

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                                  $     2
 Tenant security deposits payable                                       17
 Accrued property taxes                                                207
 Other liabilities                                                     122
 Mortgage notes payable                                             18,250

Partners' Capital (Deficit)
    General partner's                                $   (28)
    Class A limited partners' - (552,000 units)          674
    Class B limited partners' - (61,333 units)           263           909

                                                                   $19,507

                   See Accompanying Notes to Financial Statements


                     BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                        Years Ended December 31,
                                                           1997           1996
Revenues:
  Rental income                                           $2,832         $2,735
  Other income                                                28             14
    Total revenues                                         2,860          2,749

Expenses:
  Operating                                                  317            307
  General and administrative                                  91             83
  Depreciation                                               670            669
  Interest                                                 1,684          1,726
  Property taxes                                             199            219
    Total expenses                                         2,961          3,004

Net loss                                                  $ (101)        $ (255)

Net loss allocated to general partner (1%)                $   (1)        $   (3)

Net loss allocated to Class A limited partners (89.1%)       (90)          (227)

Net loss allocated to Class B limited partners (9.9%)        (10)           (25)

                                                          $ (101)        $ (255)

Net loss per Class A limited partnership unit             $ (.16)        $ (.41)

               See Accompanying Notes to Financial Statements


                    BRUNNER COMPANIES INCOME PROPERTIES L.P. I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (in thousands)



                                  General       Limited Parnters
                                  Partner      Class A     Class B     Total

Original capital contributions    $    1        $5,520      $613      $6,134

Partners' (deficit) capital
    at December 31, 1995          $  (24)       $  991      $298      $1,265

Net loss for the year ended
     December 31, 1996                (3)         (227)      (25)       (255)

Partners' (deficit) capital
     at December 31, 1996            (27)          764       273       1,010

Net loss for the year ended
    December 31, 1997                 (1)          (90)      (10)       (101)

Partners' (deficit) capital
    at December 31, 1997          $  (28)       $  674      $263      $  909

                  See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                            STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                       Years Ended December 31,
                                                           1997         1996
Cash flows from operating activities:
  Net loss                                                $ (101)     $ (255)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                             670         669
    Amortization of loan costs and leasing
      commissions                                             43          40
    Change in accounts:
      Receivables and deposits                              (154)        (15)
      Other assets                                           (19)        (41)
      Accounts payable                                       (39)         30
      Tenant security deposits payable                         5           2
      Accrued property taxes                                 107          33
      Other liabilities                                      (11)         29

         Net cash provided by operating activities           501         492

Cash flows from investing activities:
  Property improvements and replacements                      --         (15)
  Net deposits to restricted escrows                          (1)         (5)

         Net cash used in investing activities                (1)        (20)

Cash used in financing activities:
  Payments on mortgage notes payable                        (499)       (456)

Net increase in cash and cash equivalents                      1          16

Cash and cash equivalents at beginning of year               332         316

Cash and cash equivalents at end of year                  $  333      $  332

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $1,667      $1,710

                    See Accompanying Notes to Financial Statements

                 BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                         Notes to Financial Statements

                               December 31, 1997

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: Brunner Companies Income Properties L.P. I (the "Partnership"), a Delaware limited partnership, was formed on February 29, 1988, for the purpose of acquiring and operating the following retail centers: Hitchcock Plaza, in Aiken, South Carolina; White Horse Plaza, in Greenville, South Carolina; and Georgetown Landing, in Georgetown, South Carolina (collectively referred to as the "Retail Centers"). The seller of these Retail Centers was related to the then general partner of the Partnership.

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

INVESTMENT PROPERTIES: Investment properties are stated at cost less reduction for permanent impairments. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses of long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

DEPRECIATION: Buildings and improvements are depreciated on the straight-line basis over an estimated useful life of 5 to 31.5 years. Tenant improvements are depreciated over the term of the lease.

For Federal income tax purposes, the Partnership depreciates a portion (89% attributable to non tax-exempt investors) of the property's basis, using the straight-line method over 31.5 years and the balance (11% attributable to tax-exempt investors), using the straight-line method over 40 years.

LEASES: The Partnership leases certain commercial space to tenants under various lease terms. For leases with fixed rental increases during their terms, rents are recognized on a straight-line basis over the terms of the leases. For all other leases, rents are recognized over the terms of the leases as earned.

ADVERTISING:  The Partnership expenses the costs of advertising as incurred.

LEASE COMMISSIONS: Lease commissions are capitalized and are amortized by the straight-line method over the term of the applicable lease. Lease commissions of approximately $51,000, net of accumulated amortization of approximately $87,000, are included in other assets.

LOAN COSTS: Loan extension costs of approximately $14,000, net of accumulated amortization of approximately $45,000, are included in other assets at December 31, 1997. Loan costs are amortized on a straight-line basis as interest expense over the term of the extension.

CASH AND CASH EQUIVALENTS: The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

TENANT SECURITY DEPOSITS: The Partnership requires security deposits from lessees for the duration of the lease. These deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

INCOME TAXES: No provision has been made in the financial statements for Federal income taxes because under the current law, no Federal income taxes are paid directly by the Partnership. The Partners are responsible for their respective share of Partnership net income or loss.

FAIR VALUE: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments based on estimated borrowing rates currently available to the Partnership, approximates its carrying balance.

RECLASSIFICATIONS: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - PARTNERSHIP ALLOCATIONS OF INCOME, LOSS, AND DISTRIBUTIONS

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

     Fifth, to the General Partner until its original capital contribution is reduced to zero; and

     The balance, if any, 67.5% to the Class A Limited Partners, 7.5% to the Class B Limited Partners and 25% to the General Partner.

As of December 31, 1997, the Partnership had undeclared amounts of approximately $3,533,000 or $6.40 per Class A unit and approximately $581,000 or $9.47 per Class B unit of the cumulative annual 10% cash returns.

NOTE C - MORTGAGE NOTES PAYABLE (IN THOUSANDS)

                      Principal     Monthly                          Principal
                      Balance At    Payment     Stated                Balance
                     December 31,  Including   Interest  Maturity     Due At
Property                  1997     Interest      Rate    Date (1)   Maturity(2)

Hitchcock Plaza
 1st mortgage         $10,287       $102          9%       10/98    $10,059

White Horse Plaza
 1st mortgage           6,517         65          9%       10/98      6,372

Georgetown Landing
 1st mortgage           1,446         14          9%       10/98      1,414

Total                 $18,250       $181                            $17,845

(1) The maturity dates of the mortgage notes are currently October 10, 1998, how- ever, the notes provide the Partnership with a guaranteed two year renewal option. At the present time, the Managing General Partner is considering a potential sale of the Partnership's properties in 1998. If the properties are not sold, the Managing General Partner anticipates a two year extension of the mortgage notes based on the renewal option.

(2) Mortgages require a balloon payment at maturity for the remaining principal balance. These notes are all cross-collateralized and cross-defaulted.

The mortgage notes payable are nonrecourse and are secured by the properties and by a pledge of revenues from the respective properties.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):


            1998                                      $18,250
            Total                                     $18,250


NOTE D - OPERATING LEASES

Tenants are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. A portion of the real estate taxes, insurance, and common area maintenance expenses are paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share.
The expenses paid by the Partnership are included in the accompanying statements of operations as property taxes and operating expenses.

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, are as follows (in thousands):


  Years Ending December 31,
            1998                              $ 2,286
            1999                                1,927
            2000                                1,740
            2001                                1,657
            2002                                1,502
            Thereafter                          7,823
                                              $16,935

Four anchor tenants represent $13,056,000 of the above minimum future rentals under leases expiring in 2006 through 2012.

NOTE E - MAJOR TENANTS

Rents from tenants (excluding tenant reimbursements) exceeding 10% of rental income were as follows (dollars in thousands):


                                       1997                        1996
                              Amount         Percent        Amount      Percent
K-Mart Corporation            $ 360           12.7%         $ 360        13.2%
Kroger Co.                      343           12.1%           343        12.5%
Wal-Mart Stores, Inc.           298           10.5%           298        10.9%


NOTE F - INCOME TAXES

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands):


                                             1997                1996
Net loss as reported                        $ (101)            $ (255)
Add (deduct):
   Depreciation differences                     38                 37
   Prepaid insurance                            (1)                (8)
   Unearned income                               8                  4
   Miscellaneous                               (16)                29

Federal taxable loss                        $  (72)            $ (193)

Federal taxable loss per Class A
   limited partnership unit                 $ (.12)             $ (.31)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


     Net assets as reported                       $  909
     Land and Buildings                               21
     Accumulated depreciation                        408
     Syndication costs                               667
     Other                                             4

      Net assets - Federal tax basis              $2,009

NOTE G - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during each of the years ended December 31, 1997 and 1996 (in thousands):


                                                          1997        1996

     Property management fees (included in
       operating expenses)                                 $84         $83
     Reimbursement for services of affiliates
       (included in general and administrative
         expense)                                           42          33

Additionally, the Partnership paid approximately $26,000 and $27,000 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's commercial properties during the years ended December 31, 1997 and 1996, respectively. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

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

NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(in thousands)


                                             Initial Cost
                                             To Partnership

                                                                        Cost
                                                        Buildings    Capitalized
                                                       and Related    (Removed)
                                                        Personal   Subsequent to
Description                Encumbrances     Land         Property    Acquisition

Hitchcock Plaza            $10,287        $1,797         $12,623      $   24
                                                                        (323)

White Horse Plaza            6,517         1,975           6,914          39
                                                                        (163)

Georgetown Landing           1,446           428           1,711          19

      Totals               $18,250        $4,200         $21,248      $ (404)


                      Gross Amount At Which Carried
                            At December 31, 1997

                               Buildings
                                  And
                                Related
                                Personal             Accumulated   Date     Depreciable
Description             Land    Property    Total   Depreciation Acquired   Life-Years
Hitchcock Plaza        $1,756    $12,365   $14,121     $3,761    07/12/88     5-31.5

White Horse Plaza       1,939      6,826     8,765      2,084    07/12/88     5-31.5

Georgetown Landing        428      1,730     2,158        521    07/12/88      31.5

     Totals            $4,123    $20,921   $25,044     $6,366


Reconciliation of "Investment Properties and Accumulated Depreciation":


                                              Years Ended December 31,
                                                1997            1996
Investment Properties
Balance at beginning of year                  $25,044         $25,029
 Property improvements                             --              15
Balance at end of year                        $25,044         $25,044

Accumulated Depreciation
Balance at beginning of year                  $ 5,696         $ 5,027
  Additions charged to expense                    670             669
Balance at end of year                        $ 6,366         $ 5,696

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is $25,065,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $5,958,000 and $5,326,000, respectively.

NOTE I - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Ernst & Young LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.


                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership has no officers or directors. The Managing General Partner manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of 104 Management, Inc., the Partnership's Managing General Partner, their ages and the nature of all positions with 104 Management, Inc. presently held by them are set forth below. There are no family relationships between or among any officers and directors.

      Name                          Age               Position

      Carroll D. Vinson             57                President and Director

      William H. Jarrard, Jr.       51                Vice President

      Robert D. Long, Jr.           30                Vice President and chief
                                                      Accounting Officer

      Daniel M. LeBey               32                Secretary

      Kelley M. Buechler            40                Assistant Secretary


Carroll D. Vinson has been President and Director of the Managing General Partner and President of Metropolitan Asset Enhancement L.P. ("MAE"), and subsidiaries since August of 1994. MAE is an affiliate of Insignia Financial Group, Inc. ("Insignia"). He has acted as Chief Operating Officer of Insignia Properties Trust ("IPT"), an affiliate of the Managing General Partner, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructuring and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

William H. Jarrard, Jr. has been President and Director of the Managing General Partner since March 1993. He has acted as Senior Vice President of IPT since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Robert D. Long, Jr. has been Vice President and Chief Accounting Officer of the Managing General Partner since August 1994. Mr. Long joined MAE in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since December 1992 and Assistant Secretary of Insignia since 1991.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation was paid by the Partnership to any director or officer of the Managing General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any director or officer of the Managing General Partner in the future. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12" below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1998, there were 552,000 Limited Partnership Units ("Units") and 61,333 Units of Class B Limited Partnership Interest ("Subordinated Interest") issued and outstanding. The following table sets forth certain information, as of January 1, 1998 with respect to the ownership of Units and units of Subordinated Interest by: (i) any person or group who is known to the Partnership to be the beneficial owner of more than 5% of either the Units or units of Subordinated Interest, and (ii) the directors and officers of the Managing General Partner, named individually and as a group.


                                                        Units of Subordinated
                                        Units (1)             Interest (1)
                                    Amount     Percent     Amount     Percent

The Ohio Company                 30,375(2)        5.5%          --    --
  155 East Broad Street
  Columbus, Ohio 43215

Insignia Brunner L.P.                 --          --       61,333      100%
  One Insignia Financial Plaza
  Greenville, SC 29602

All directors and officers of
the Managing General Partner          --          --           --      --
  (5 persons) as a group

(1)The Limited Partners have no right or authority to participate in the management or control of the Partnership or its business. However, Limited Partners do have limited rights to approve or disapprove certain fundamental Partnership matters as provided in Article 7 of the Partnership Agreement. Transfer of Units is subject to certain restrictions set forth in Article 9 of the Partnership Agreement.

(2)These units are held by The Ohio Company as custodian under 33 separate custodial agreements. No single such custodial account holds more than 5% of the outstanding Units.


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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The following payments were made to affiliates of the Managing General Partner during each of the years ended December 31, 1997 and 1996 (in thousands):



                                                        1997            1996

     Property management fees                            $84             $83
     Reimbursement for services of affiliates             42              33

Additionally, the Partnership paid approximately $26,000 and $27,000 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's commercial properties during the years ended December 31, 1997 and 1996, respectively. These lease commissions are included in other assets and are amortized over the term of the respective leases.

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

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:  See Exhibit Index contained herein.

   (b)  Reports on Form 8-K filed during the fourth quarter of 1997:  None


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


                      BRUNNER COMPANIES INCOME PROPERTIES L.P. I,
                      A Delaware Limited Partnership

                      By:  Brunner Management Limited Partnership
                           Its General Partner

                      By:  104 Management, Inc.
                           Its Managing General Partner

                      By:  /s/ Carroll D. Vinson
                           Carroll D. Vinson
                           President and Director

                      Date: March 24, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Carroll D. Vinson            President and Director        March 24, 1998
Carroll D. Vinson


/s/ Robert D. Long, Jr.          Vice President and Chief      March 24, 1998
Robert D. Long, Jr.              Accounting Officer



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

27          Financial Data Schedule