Form 10QSB
period 1998-03-31
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 1998-05-11
CIK 830737

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


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

                                 March 31, 1998
                        (in thousands, except unit data)



Assets
 Cash and cash equivalents                                     $   287
 Receivables and deposits                                          244
 Restricted escrows                                                 29
 Other assets                                                      126
 Investment properties:
   Land                                           $ 4,123
   Buildings and related personal property         20,927
                                                   25,050
   Accumulated depreciation                        (6,532)      18,518

                                                               $19,204

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                              $     7
 Tenant security deposit liabilities                                17
 Accrued property taxes                                             52
 Other liabilities                                                 104
 Mortgage notes payable                                         18,118

Partners' Capital (Deficit)
 General partner's                                $   (28)
 Class A limited partners' - (552,000 units)          671
 Class B limited partners' - (61,333 units)           263          906

                                                               $19,204

                 See Accompanying Notes to Financial Statements


b)
                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                       Three Months Ended
                                                            March 31,
                                                        1998         1997
Revenues:
  Rental income                                        $  721       $  718
  Other income                                              3            3
       Total revenues                                     724          721

Expenses:
  Operating                                                79           67
  General and administrative                               24           25
  Depreciation                                            167          167
  Interest                                                414          425
  Property taxes                                           43           56
       Total expenses                                     727          740

Net loss                                               $   (3)      $  (19)

Net loss allocated to general partner (1%)             $   --       $   --

Net loss allocated to Class A limited
  partners (89.1%)                                         (3)         (17)

Net loss allocated to Class B limited
  partners (9.9%)                                          --           (2)
                                                       $   (3)      $  (19)

Net loss per Class A limited
 partnership unit                                      $ (.01)      $ (.03)


                 See Accompanying Notes to Financial Statements

c)
                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                    General        Limited Partners'
                                    Partner      Class A      Class B    Total
Original capital contributions     $     1      $ 5,520    $   613      $ 6,134

Partners' (deficit) capital at
  December 31, 1997                $   (28)     $   674    $   263      $   909

Net loss for the three months
  ended March 31, 1998                  --           (3)        --           (3)

Partners' (deficit) capital at
  March 31, 1998                   $   (28)     $   671    $   263      $   906

                 See Accompanying Notes to Financial Statements


d)
                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                      Three Months Ended
                                                           March 31,
                                                      1998         1997
Cash flows from operating activities:
  Net loss                                          $   (3)      $  (19)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                       167          167
    Amortization of loan costs and leasing
      commissions                                       12           12
    Change in accounts:
      Receivables and deposits                         129           15
      Other assets                                     (22)         (13)
      Accounts payable                                   5           (5)
      Tenant security deposit liabilities               --            6
      Accrued property taxes                          (155)         (45)
      Other liabilities                                (18)         (11)

         Net cash provided by operating activities     115          107

Cash flows from investing activities:
  Property improvements and replacements                (6)          --
  Net deposits to restricted escrows                   (23)          --

         Net cash used in investing activities         (29)          --

Cash flows used in financing activities:
  Payments on mortgage notes payable                  (132)        (121)

Net decrease in cash and cash equivalents              (46)         (14)

Cash and cash equivalents at beginning of period       333          332

Cash and cash equivalents at end of period          $  287       $  318

Supplemental disclosure of cash flow information:
  Cash paid for interest                            $  409       $  421


                 See Accompanying Notes to Financial Statements


e)
                    BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Brunner Companies Income Properties L.P. I (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. A majority of the outstanding stock of the Managing General Partner is owned by IBGP, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the three months ended March 31, 1998 and 1997 (in thousands):

                                                         1998        1997
   Property management fees (included in
      operating expenses)                                $ 22        $ 19
   Reimbursement for services of affiliates
      (included in general and administrative
      expenses)                                            11           8

Additionally, the Partnership paid approximately $20,000 and $14,000 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's properties during the three months ended March 31, 1998 and 1997, respectively. These lease commissions are included in other assets and amortized over the terms of the respective leases.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliate with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NOTE C - MORTGAGE NOTES PAYABLE

The cross-collateralized and cross-defaulted loans on Hitchcock Plaza, White Horse Plaza, and Georgetown Landing mature on October 10, 1998. At the present time the Managing General Partner is considering a potential sale of the Partnership's properties in 1998. If the properties are not sold, the Managing General Partner expects to extend the maturity date of the mortgage notes under a provision which provides a two-year renewal option with the lender.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:


                                                         Average
                                                        Occupancy
                                                     1998        1997
Hitchcock Plaza
  Aiken, South Carolina                               93%         98%

Whitehorse Plaza
  Greenville, South Carolina                          98%        100%

Georgetown Landing
  Georgetown, South Carolina                          94%         90%

The decrease in occupancy at Hitchcock Plaza resulted primarily from the move-out of a tenant in January 1998 which had previously leased 20,000 square feet. The Managing General Partner is aggressively pursuing a new tenant to occupy this large space. The increase in occupancy at Georgetown Landing can be attributed to the move-in of a tenant during March 1998 who leases 3,720 square feet. The move-in of this tenant increased occupancy to 100% at March 31, 1998.

The Partnership's net loss for the three months ended March 31, 1998, was $3,000 compared to a net loss of $19,000 for the corresponding period of 1997. The decrease in net loss is primarily due to a decrease in tax expense as a result of a reassessment of property values at Hitchcock Plaza. Otherwise, the Partnership's results of operations were comparable to those of the corresponding period of the prior year. No expenditures for major repairs and maintenance were made during the three month periods ended March 31, 1998 or 1997.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan. As noted above, a large tenant vacated its space at Hitchcock Plaza, and the Managing General Partner is aggressively pursuing a new tenant to occupy the vacant space.

At March 31, 1998, the Partnership held unrestricted cash of approximately $287,000 compared to approximately $318,000 at March 31, 1997. The net decrease in cash for the three months ended March 31, 1998 was approximately $46,000 compared to a net decrease of approximately $14,000 for the three months ended March 31, 1997. Net cash provided by operating activities increased slightly due to an increase in net cash provided by receivables and deposits due to the timing of tax and insurance payments. The increase was partially offset by an increase in cash used to pay accrued property taxes. Net cash used in investing activities increased as a result of deposits to restricted escrows and building improvements made at Hitchcock Plaza. Cash flows used in financing activities increased due to increased payments on mortgage notes payables.

The cross-collateralized and cross-defaulted loans on Hitchcock Plaza, White Horse Plaza, and Georgetown Landing mature on October 10, 1998. At the present time the Managing General Partner is considering a potential sale of the Partnership's properties in 1998. If the properties are not sold, the Managing General Partner expects to extend the maturity date of the mortgage notes under a provision which provides a two-year renewal option with the lender.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $18,118,000 matures October 10, 1998, as discussed above. Any future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made during fiscal year 1997 or during the first three months of 1998. At this time, unless the properties are sold, the Managing General Partner does not anticipate making a cash distribution during 1998.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


       (a)  Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       (b)  Reports on Form 8-K:

            None filed during the quarter ended March 31, 1998.


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


                            BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                            By:   Brunner Management Limited Partnership
                                  Its General Partner

                            By:   104 Management, Inc.
                                  Its Managing General Partner

                            By:   /s/Carroll D. Vinson
                                  Carroll D. Vinson
                                  President and Director

                            By:   /s/Robert D. Long, Jr.
                                  Robert D. Long, Jr.
                                  Vice President and Chief Accounting Officer

                            Date: May 11, 1998