Form 10QSB
period 1998-06-30
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 1998-08-12
CIK 830737

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


                  For the quarterly period ended June 30, 1998


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

                                 June 30, 1998
                        (in thousands, except unit data)



Assets
 Cash and cash equivalents                                    $   383
 Receivables and deposits                                         197
 Restricted escrows                                                30
 Other assets                                                     117
 Investment properties:
   Land                                           $ 4,123
   Buildings and related personal property         20,927
                                                   25,050
   Accumulated depreciation                        (6,700)     18,350

                                                              $19,077

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                             $     2
 Tenant security deposit liabilities                               17
 Accrued property taxes                                           104
 Other liabilities                                                111
 Mortgage notes payable                                        17,984

Partners' Capital (Deficit)
 General partner's                                $   (28)
 Class A limited partners' - (552,000 units)          629
 Class B limited partners' - (61,333 units)           258         859

                                                              $19,077

                 See Accompanying Notes to Financial Statements

b)
                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     1998      1997      1998      1997
Revenues:
  Rental income                    $   684   $   696   $ 1,405   $ 1,414
  Other income                           2         1         5         4
       Total revenues                  686       697     1,410     1,418

Expenses:
  Operating                             78        90       157       157
  General and administrative            27        19        51        44
  Depreciation                         167       168       334       335
  Interest                             412       423       826       848
  Property taxes                        49        55        92       111
       Total expenses                  733       755     1,460     1,495

Net loss                           $   (47)  $   (58)  $   (50)  $   (77)

Net loss allocated to general
  partner (1%)                     $    --   $    (1)  $    --   $    (1)
Net loss allocated to Class A
  limited partners (89.1%)             (42)      (51)      (45)      (68)
Net loss allocated to Class B
  limited partners (9.9%)               (5)       (6)       (5)       (8)
                                   $   (47)  $   (58)  $   (50)  $   (77)

Net loss per Class A limited
  partnership unit                 $  (.08)  $  (.09)  $  (.08)  $  (.12)

                 See Accompanying Notes to Financial Statements

c)
                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                 General    Limited Partners'
                                 Partner   Class A   Class B    Total

Original capital contributions   $     1   $ 5,520   $   613   $ 6,134

Partners' (deficit) capital at
  December 31, 1997              $   (28)  $   674   $   263   $   909

Net loss for the six months
  ended June 30, 1998                 --       (45)       (5)      (50)

Partners' (deficit) capital at
  June 30, 1998                  $   (28)  $   629   $   258   $   859

                 See Accompanying Notes to Financial Statements


d)
                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                     Six Months Ended
                                                          June 30,
                                                      1998        1997
Cash flows from operating activities:
  Net loss                                           $ (50)      $ (77)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                       334         335
    Amortization of loan costs and leasing
      commissions                                       24          23
    Change in accounts:
      Receivables and deposits                         176         (16)
      Other assets                                     (24)         (1)
      Accounts payable                                  --         (40)
      Tenant security deposit liabilities               --           5
      Accrued property taxes                          (103)         10
      Other liabilities                                (11)        (17)

         Net cash provided by operating activities     346         222

Cash flows from investing activities:
  Property improvements and replacements                (6)         --
  Net deposits to restricted escrows                   (24)         --

         Net cash used in investing activities         (30)         --

Cash flows used in financing activities:
  Payments on mortgage notes payable                  (266)       (244)

Net increase (decrease) in cash and cash equivalents    50         (22)

Cash and cash equivalents at beginning of period       333         332

Cash and cash equivalents at end of period           $ 383       $ 310

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $ 817       $ 839

                 See Accompanying Notes to Financial Statements

e)
                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Brunner Companies Income Properties L.P. I (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. A majority of the outstanding stock of the Managing General Partner is owned by IBGP, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the six months ended June 30, 1998 and 1997 (in thousands):

                                                     1998     1997
   Property management fees (included in
      operating expenses)                            $ 45     $ 43
   Reimbursement for services of affiliates
      (included in general and administrative
      expenses)                                        24       16

Additionally, the Partnership paid approximately $24,000 and $14,000 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's properties during the six months ended June 30, 1998 and 1997, respectively. These lease commissions are included in other assets and amortized over the terms of the respective leases.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner, but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NOTE C - MORTGAGE NOTES PAYABLE

The cross-collateralized and cross-defaulted loans on Hitchcock Plaza, White Horse Plaza, and Georgetown Landing mature on October 10, 1998. At the present time the Managing General Partner is considering a potential sale of the Partnerhip's properties in 1998. If the properties are not sold, the Managing General Partner expects the lender to grant the Partnership a short term extension of the maturity date of the mortgage notes payable.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:


                                                      Average
                                                     Occupancy
                                                 1998        1997
Hitchcock Plaza
  Aiken, South Carolina                           92%         99%

Whitehorse Plaza
  Greenville, South Carolina                      99%        100%

Georgetown Landing
  Georgetown, South Carolina                      97%         90%

The decrease in occupancy at Hitchcock Plaza resulted primarily from the move-out of a tenant in January 1998 which had previously leased 20,000 square feet. The Managing General Partner is aggressively pursuing a new tenant to occupy this large space. The increase in average occupancy at Georgetown Landing can be attributed to the move-in of a tenant during March 1998 who leases 3,720 square feet. The move-in of this tenant increased occupancy to 100% at the property.

The Partnership realized a net loss of approximately $50,000 for the six months ended June 30, 1998, compared to a net loss of approximately $77,000 for the six months ended June 30, 1997. The Partnership's net loss, for the three months ended June 30, 1998, was approximately $47,000 compared to a net loss of approximately $58,000 for the three months ended June 30, 1997. The decrease in net loss for the three and six month periods ended June 30, 1998, is primarily due to decreases in interest expense and property taxes. The decrease in interest expense is due to a reduction in the mortgage principal balance. The decrease in tax expense is primarily due to the reassessment of property values at Hitchcock Plaza. Partially offsetting the decreases in interest expense and tax expense is a decrease in rental revenue and an increase in general and administrative expenses. Rental revenue decreased primarily as a result of a decrease in occupancy at Hitchcock Plaza as discussed above. The decrease in rental revenue at Hitchcock Plaza was partially offset by an increase in rental revenue at Whitehorse Plaza, which resulted from an increase in percentage rent income from the tenants. General and administrative expenses increased primarily due to an increase in GP reimbursements. No expenditures for major repairs and maintenance were made during the six months ended June 30, 1998. During the six months ended June 30, 1997, approximately $12,000 was spent on exterior painting at White Horse Plaza.

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

At June 30, 1998, the Partnership held unrestricted cash of approximately $383,000 compared to approximately $310,000 at June 30, 1997. The net increase in cash for the six months ended June 30, 1998 was approximately $50,000 compared to a net decrease in cash of approximately $22,000 for the six months ended June 30, 1997. Net cash provided by operating activities increased primarily due to an increase in cash provided by receivables and deposits due to the timing of cash receipts. Partially offsetting the increase in cash provided by receivables and deposits was an increase in cash used for property taxes due to the timing of payments. Net cash used in investing activities increased as a result of deposits to restricted escrows and building improvements made at Hitchcock Plaza. Cash flows used in financing activities increased due to increased payments on mortgage notes payables.

The cross-collateralized and cross-defaulted loans on Hitchcock Plaza, White Horse Plaza, and Georgetown Landing mature on October 10, 1998. At the present time the Managing General Partner is considering a potential sale of the Partnerhip's properties in 1998. If the properties are not sold, the Managing General Partner expects the lender to grant the Partnership a short term extension of the maturity date of the mortgage notes payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $17,984,000 matures October 10, 1998, as discussed above. Any future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. No cash distributions were made during fiscal year 1997 or during the first six months of 1998. At this time, unless the properties are sold, the Managing General Partner does not anticipate making a cash distribution during 1998.

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

        (b) Reports on Form 8-K:

            None filed during the quarter ended June 30, 1998.


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



                              Date: August 12, 1998