Form 10QSB
period 1998-09-30
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 1998-11-16
CIK 830737

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
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

                               September 30, 1998
                        (in thousands, except unit data)



Assets
 Cash and cash equivalents                                $   336
 Receivables and deposits                                     276
 Restricted escrows                                            29
 Other assets                                                 101
 Investment properties:
   Land                                         $ 4,123
   Buildings and related personal property       20,944
                                                 25,067
   Accumulated depreciation                      (6,866)   18,201

                                                          $18,943

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                         $     2
 Tenant security deposit liabilities                           18
 Accrued property taxes                                       156
 Other liabilities                                            133
 Mortgage notes payable, in default                        17,847

Partners' Capital (Deficit)
 General partner's                              $   (29)
 Class A limited partners' - (552,000 units)        565
 Class B limited partners' - (61,333 units)         251       787

                                                          $18,943

                 See Accompanying Notes to Financial Statements

b)
                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                     1998      1997      1998      1997
Revenues:
  Rental income                    $   681   $   672   $ 2,086   $ 2,086
  Other income                           3         7         8        11
       Total revenues                  684       679     2,094     2,097

Expenses:
  Operating                             83        85       240       242
  General and administrative            46        24        97        68
  Depreciation                         166       167       500       502
  Interest                             409       418     1,235     1,266
  Property taxes                        52        50       144       161
       Total expenses                  756       744     2,216     2,239

Net loss                           $   (72)  $   (65)  $  (122)  $  (142)

Net loss allocated to general
  partner (1%)                     $    (1)  $    --   $    (1)  $    (1)
Net loss allocated to Class A
  limited partners (89.1%)             (64)      (59)     (109)     (127)

Net loss allocated to Class B
  limited partners (9.9%)               (7)       (6)      (12)      (14)
                                   $   (72)  $   (65)  $  (122)  $  (142)

Net loss per Class A limited
  partnership unit                 $  (.12)  $  (.11)  $  (.20)  $  (.23)

                 See Accompanying Notes to Financial Statements

c)
                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                 General    Limited Partners'
                                 Partner   Class A   Class B    Total

Original capital contributions   $     1   $ 5,520   $   613   $ 6,134

Partners' (deficit) capital at
  December 31, 1997              $   (28)  $   674   $   263   $   909

Net loss for the nine months
  ended September 30, 1998            (1)     (109)      (12)     (122)

Partners' (deficit) capital at
  September 30, 1998             $   (29)  $   565   $   251   $   787

                 See Accompanying Notes to Financial Statements

d)
                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                   Nine Months Ended
                                                      September 30,
                                                     1998      1997
Cash flows from operating activities:
  Net loss                                          $ (122)   $ (142)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                       500       502
    Amortization of loan costs and leasing
      commissions                                       35        33
    Change in accounts:
      Receivables and deposits                          97       (10)
      Other assets                                     (19)      (35)
      Accounts payable                                  --       (34)
      Tenant security deposit liabilities                1         2
      Accrued property taxes                           (51)       61
      Other liabilities                                 11       (22)

         Net cash provided by operating activities     452       355

Cash flows from investing activities:
  Property improvements and replacements               (23)       --
  Net deposits to restricted escrows                   (23)       --

         Net cash used in investing activities         (46)       --

Cash flows used in financing activities:
  Payments on mortgage notes payable                  (403)     (370)

Net increase (decrease) in cash and cash equivalents     3       (15)

Cash and cash equivalents at beginning of period       333       332

Cash and cash equivalents at end of period          $  336    $  317

Supplemental disclosure of cash flow information:
  Cash paid for interest                            $1,222    $1,255

                 See Accompanying Notes to Financial Statements

e)
                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - GOING CONCERN UNCERTAINTY - DEFAULT ON MORTGAGE NOTES PAYABLE

The financial statements have been prepared assuming Brunner Companies Income Properties L.P. I (the "Partnership") will continue as a going concern.

The cross-collateralized and cross-defaulted loans on Hitchcock Plaza, White Horse Plaza, and Georgetown Landing totaling $17,847,000 matured on October 10, 1998. The Partnership did not have the funds to repay these loans and is thus, in default. The Partnership attempted to renegotiate the terms of the note, however, these efforts have been unsuccessful to date and a demand letter has recently been received from the lender. The Managing General Partner is continuing its efforts to extend or modify the note. It is also attempting to sell the properties, but it does not believe they can be sold for the balance due on the notes. If these negotiations and efforts are unsuccessful, it is likely the properties will be foreclosed by the lender, and the Partnership will be forced to terminate. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amends and classification of liabilities that may result from this uncertainty.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the nine months ended September 30, 1998 and 1997 (in thousands):


                                                           Nine Months Ended
                                                              September 30,
                                                              1998    1997

Property management fees (included in operating expenses)     $ 66    $ 63
Reimbursement for services of affiliates, (included in
 general and administrative expenses)                           37      27

Additionally, the Partnership paid approximately $32,000 and $14,000 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's properties during the nine months ended September 30, 1998 and 1997, respectively. These lease commissions are included in other assets and amortized over the terms of the respective leases.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:


                            Average Occupancy
                              1998     1997
Hitchcock Plaza
  Aiken, South Carolina        91%      99%
Whitehorse Plaza
  Greenville, South Carolina   99%      98%
Georgetown Landing
  Georgetown, South Carolina   98%      94%

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

The Partnership realized a net loss of approximately $122,000 for the nine months ended September 30, 1998, compared to a net loss of approximately $142,000 for the nine months ended September 30, 1997. The Partnership's net loss, for the three months ended September 30, 1998, was approximately $72,000 compared to a net loss of approximately $65,000 for the three months ended September 30, 1997. The decrease in net loss for the nine month period ended September 30, 1998, is primarily due to decreases in interest expense and property taxes. The decrease in interest expense is due to a reduction in the mortgage principal balance. The decrease in tax expense is primarily due to the reassessment of property values at Hitchcock Plaza. Partially offsetting the decreases in interest expense and tax expense is an increase in general and administrative expenses. General and administrative expenses increased primarily due to an increase in reimbursements to affiliates of the General Partner for costs incurred in managing the Partnership. No expenditures for major repairs and maintenance were made during the nine months ended September 30, 1998. During the nine months ended September 30, 1997, approximately $13,000 was spent on exterior painting at White Horse Plaza.

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

At September 30, 1998, the Partnership held unrestricted cash of approximately $336,000 compared to approximately $317,000 at September 30, 1997. The net increase in cash for the nine months ended September 30, 1998 was approximately $3,000 compared to a net decrease in cash of approximately $15,000 for the nine months ended September 30, 1997. Net cash provided by operating activities increased primarily due to an increase in cash provided by receivables and deposits due to the timing of cash receipts. Partially offsetting the increase in cash provided by receivables and deposits was an increase in cash used for property taxes due to the timing of payments. Net cash used in investing activities increased as a result of deposits to restricted escrows and building improvements made at Hitchcock Plaza. Cash flows used in financing activities increased due to increased payments on mortgage notes payable.

The cross-collateralized and cross-defaulted loans on Hitchcock Plaza, White Horse Plaza, and Georgetown Landing totaling $17,847,000 matured on October 10, 1998. The Partnership did not have the funds to repay these loans and is thus, in default. The Partnership attempted to renegotiate the terms of the note, however, these efforts have been unsuccessful to date and a demand letter has recently been received from the lender. The Managing General Partner is continuing its efforts to extend or modify the note. It is also attempting to sell the properties, but it does not believe they can be sold for the balance due on the notes. If these negotiations and efforts are unsuccessful, it is likely the properties will be foreclosed by the lender, and the Partnership will be forced to terminate. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amends and classification of liabilities that may result from this uncertainty.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the Partnership's operations. To date, the Managing General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

         (b)  Reports on Form 8-K:

              None filed during the quarter ended September 30, 1998.


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

                         Date:  November 16, 1998