Form 10KSB40
period 1998-12-31
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 1999-04-15
CIK 830737

                    FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15 (D)
                                   FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 33-20527

                   BRUNNER COMPANIES INCOME PROPERTIES L.P.I
                 ---------------------------------------------
                 (Name of small business issuer in its charter)

Delaware                                                      31-1234157
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification No.)
3632 Wheeler Road, Suite 2
P.0. Box 204227
Augusta, Georgia                                                30917-4227
(Address of principal executive offices)                        (Zip Code)

                    Issuer's telephone number (706) 863-0823
         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                      ----
         Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units
                            -------------------------
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No _
                                                              ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $2,842,000


State the aggregate market value of the voting partnership interest held by non-affiliates computed by reference to the price at which the partnership interest were sold, or the average bid and asked prices of such partnership interest, as of the specified date within the past 60 days: Market value information for the registrant's partnership interest is not available. Should a trading market develop for these interest, it is the Managing General Partner's belief that the aggregate market value of the voting partnership's interest would not exceed $25,000,000.

                          ----------------------------

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

The General Partner and the Managing General Partner are affiliates of a related group of corporations and partnerships engaged generally in the real estate development business. Pursuant to an agreement effective December 31, 1992, IBGP, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired a majority of the outstanding stock of 104 Management Inc. on March 5, 1993. IBGP, Inc. was an indirect wholly-owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia. Both IBGP, Inc. and Insignia Brunner, L.P. were affiliates of Metropolitan Asset Enhancement, L.P. 104 Management, Inc. is the managing general partner of Brunner Management Limited Partnership, which is the general partner of the Registrant. On November 17, 1998, BCIP I & III, LLC purchased 104 Management, Inc. from IBGP, Inc. and thereby acquired the general partnership interest in Brunner Management Limited Partnership. BCIP I & III, LLC also purchased the limited partnership interest in Brunner Management Limited Partnership and all of the outstanding Class B Limited Partnership units of the Partnership and Brunner Companies Income Properties L.P. I, an affiliated entity, from Insignia Brunner, L.P.

The Partnership is in the business of owning and operating three Retail Centers:
Georgetown Landing, Georgetown, South Carolina; White Horse Plaza, Greenville, South Carolina; and Hitchcock Plaza, Aiken, South Carolina. See "Item 2. Description of Properties" for additional information regarding the Retail Centers. The real estate business is highly competitive. The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located, and the Partnership is not a significant factor in its industry. In addition, various limited partnerships and limited liability companies have been formed by related parties to engage in businesses which may be competitive with the Partnership.

The Partnership has no employees. Management and administrative services are performed by affiliates of BCIP I & III, LLC. The property manager is responsible for the day-to-day operations of each property. The Managing General Partner has also selected affiliates of BCIP I & III, LLC to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliates provide partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12", which descriptions are herein incorporated by reference.

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

ITEM 2.

DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                                             Date of
                Property                     Purchase              Type of Ownership                  Use
---------------------------------            --------        ---------------------------        --------------
Hitchcock Plaza                               7/12/88        Fee ownership, subject  to         Retail Center
  Aiken, South Carolina                                      first mortgage                     233,000 sf
White Horse Plaza                             7/12/88        Fee ownership, subject to          Retail Center
  Greenville, South Carolina                                 first mortgage                     166,000 sf
Georgetown Landing                            7/12/88        Fee ownership, subject             Retail Center
  Georgetown, South Carolina                                 to first mortgage                  50,000 sf

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

SCHEDULE OF PROPERTIES (IN THOUSANDS)

                            Gross
                          carrying           Accumulated          Useful                         Federal
Property                    value            depreciation          life            Method       tax basis
---------------------   -----------          ------------      -----------       ---------      ---------
Hitchcock Plaza         $    14,126           $    4,151        5-31.5 yrs           S/L        $  14,106
White Horse
   Plaza                      8,782                2,303        5-31.5 yrs           S/L            8,845
Georgetown
   Landing                    2,158                  579          31.5 yrs           S/L            2,136
                        ===========           ==========                                         ========
                        $    25,066           $    7,033                                         $ 25,087
                        ===========           ==========                                         ========

See "Note A" of the Notes to Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):


                     Principal balance        Stated                                         Principal due
                      at December 31,        interest          Period        Maturity         at maturity
     Property               1998             rate (1)        amortized       date (1)             (2)
----------------     ------------------      ---------      -----------     ---------        ------------
Hitchcock
   Plaza               $     10,034              7%           18 yrs           5/99          $   10,034
White Horse
    Plaza                     6,356              7%           18 yrs           5/99               6,356
Georgetown
    Landing                   1,410              7%           18 yrs           5/99               1,410
                       ------------                                                          ----------
Total                  $     17,800                                                          $   17,800
                       ============                                                          ==========

(1) On November 30, 1998, the Managing General Partner and the lender, New York Life Insurance Company, entered into a Loan Extension/Recast Letter Agreement to extend the maturity dates of the mortgage notes to May 10, 1999. During the extension period, the mortgage notes bear interest at the rate of 7% per annum and the Partnership is not required to make principal payments.

(2) The mortgages require a balloon payment at maturity for the remaining principal balance. These notes are cross-collateralized and cross-defaulted and are secured by the properties and by a pledge of revenues from the respective properties.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                          Average Annual
                                           Rental Rates                         Average Annual
                                        (per square foot)                          Occupancy
                                 --------------------------------         ------------------------------
                                   1998               1997                    1998              1997
                                 -------------   ----------------         ------------       -----------
Hitchcock Plaza                     $ 5.69           $  5.95                 91%                  98%
White Horse Plaza                     5.64              5.77                 98%                  97%
Georgetown Landing                    4.80              5.63                 94%                  91%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other retail centers in the area. The Managing General Partner believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations for the years 1998-2008:


                                  Number of                                  Annual rent             % of Gross
Hitchcock Plaza                  expirations        Square feet             (in thousands)           Annual Rent
---------------                  -----------        -----------             --------------           -----------
1999                                   5               44,100               $     253                   19.4%

2000                                   4                5,900                      65                    5.0%

2001                                   2                2,600                      30                    2.3%

2002                                   3                8,200                      75                    5.8%

2003                                   2                4,000                      41                    3.2%

2004                                   1                4,000                      32                    2.4%

2005-2006                              0                    0                       0                    0.0%

2007                                   1               49,296                     343                   26.2%

2008                                   0                    0                       0                    0.0%

White Horse Plaza

1999                                          2               10,150                      62                   6.9%

2000                                          1                2,880                      29                   3.2%

2001                                          2                7,200                      69                   7.7%

2002                                          2                3,350                      40                   4.4%

2003                                          1                8,400                      59                   6.6%

2004                                          2                3,750                      41                   4.5%

2005                                          0                    0                       0                   0.0%

2006                                          2              117,844                     532                  59.3%

2007-2008                                     0                    0                       0                   0.0%



Georgetown Landing

1999                                          0                    0                       0                   0.0%

2000                                          2                2,400                      21                   8.6%

2001                                          0                    0                       0                   0.0%

2002                                          2                2,400                      24                   9.9%

2003                                          2                4,920                      36                  15.0%

2004-2005                                     0                    0                       0                   0.0%

2006                                          1               39,824                     158                  66.5%

2007-2008                                     0                    0                       0                   0.0%

The following schedule presents information on tenants occupying 10% or more of the leasable square feet for each property:

                                 Nature of             Square footage            Annual rent       Lease
                                 business                  leased              per square foot   expiration
                             -----------------        -----------------        ---------------   -----------
Hitchcock Plaza               Grocery store                49,296              $     6.95           2/28/07
                              Discount store               86,479                    4.16           6/30/12
                              Clothing store               35,000                    4.04           8/31/99

White Horse Plaza             Discount store               81,922                    3.64          10/31/06
                              Grocery store                35,922                    6.50          11/05/06

Georgetown Landing            Grocery store                39,824                    3.97          11/22/06

SCHEDULE OF REAL ESTATE TAXES (IN THOUSANDS) AND RATES:

                                                    1998 Taxes               1998 Rate
                                                   -----------              ------------
Hitchcock Plaza                                    $     92                     1.99%
White Horse Plaza                                        76                     1.58%
Georgetown Landing                                       36                     1.96%

ITEM 3.

LEGAL PROCEEDINGS

The Partnership is unaware of any pending litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1998, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1998, the number of holders of record of Limited Partnership Units and Subordinated Interest Units was 422 and one, respectively. Neither the Limited Partnership Units nor the Subordinated Interest Units are traded on any established public trading market, and it is not anticipated that such a market will develop in the future. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

No cash distributions were paid during 1998 or 1997. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making a cash distribution during 1999.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Partnership realized a net loss of $80,000 for the year ended December 31, 1998, compared to a net loss of $101,000 for the year ended December 31, 1997. The decrease in net loss for the year ended December 31, 1998 is primarily due to a $96,000 decrease in interest expense. The reduction in interest expense was due to a reduction of the principal balance and the November 30, 1998 Loan Extension/Recast Letter Agreement entered into between the Managing General Partner and the lender holding the mortgage notes. Partially offsetting the decrease in interest expense was an increase in general and administrative expenses. General and administrative expenses increased primarily due to an increase in payments and reimbursements to affiliates of the General Partner for costs incurred in managing the Partnership. Operating expenses increased $45,000 from 1997 to 1998, for a 14.2% increase. The increase was primarily attributed to an increase in insurance expenses.

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

Hitchcock Plaza had a tenant which occupied 20,000 square feet at December 31, 1997, or approximately 9% of the property's total square feet. The tenant's lease expired January 31, 1998 and was not renewed. The Managing General Partner is currently negotiating a lease with a new tenant to occupy this space.

White Horse Plaza has a tenant which leases 81,922 square feet, or approximately 49% of the property's total square feet. While this tenant's lease does not expire until October 31, 2006, and the General Partner expects the tenant to honor its obligations under its lease, the tenant has vacated the space. The General Partner expects this vacancy to impact occupancy for the remainder of the property. In 1999, since this tenant vacated its space, four additional tenants, leasing a total of 11,150 square feet in the property, or approximately 7% of the property's total square feet, have terminated their leases and have vacated the property. In addition, a tenant which leases 35,922 square feet, or approximately 22% of the property's total square feet, has stopped honoring its contractual lease obligations, including payment of rent. The Managing General Partner intends to actively pursue the Partnership's legal remedies to require this tenant to comply with its contractual lease obligations.

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of $480,000 at December 31, 1998, compared to cash and cash equivalents of $333,000 at December 31, 1997. The net increases in cash and cash equivalents for the years ended December 31, 1998 and 1997, were $147,000 and $1,000, respectively. Net cash provided by operating activities increased due to the decreased net loss discussed above and a decrease in receivables, deposits, and other assets. Net cash used in investing activities increased as a result of deposits to restricted escrows and building improvements made at Hitchcock Plaza. Cash flow used in financing activities increased through the first ten months of calendar year 1998 but decreased at year end due to decreased payments on mortgage notes following the November 30, 1998 Loan Extension/Recast Letter Agreement entered into between the Managing General Partner and the lender holding the mortgage notes.

The cross-collateralized and cross-defaulted loans on Hitchcock Plaza, White Horse Plaza, and Georgetown Landing mature on May 10, 1999. The Partnership's continued ability to operate is dependent on its ability to either restructure its existing debt or raise additional capital. To that end the managing General Partner is attempting to extend or modify the mortgage notes, negotiating alternative financing sources requiring additional capital infusions, and evaluating the Partnership's alternatives. However, there can be no assurance that debt restructuring will occur or additional capital will be raised in a manner that allows the Partnership to continue its operations in its present form.

No distributions were made in 1998 or 1997 and future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales, and the availability of cash reserves after restructuring of existing indebtedness. The managing General Partner envisions that additional funds may need to be raised in the next twelve months in order to refinance the existing indebtedness.

Year 2000

The "Year 2000 Issue" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

The Partnership processes its records on computer hardware and software systems maintained by Hull/Storey Development, LLC ("Hull/Storey"), the management company retained by the General Partner of the Partnership. Hull/Storey has adopted a compliance program because it recognizes the importance of minimizing the number and seriousness of any disruption that may occur as a result of the Year 2000 issue. Hull/Storey compliance program includes an assessment of its hardware and software computer systems and embedded systems.

Hull/Storey has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Hull/Storey's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and Hull/Storey has not delayed any systems projects due to the Year 2000 Issue. Hull/Storey is in the process of engaging a third party to review its Year 2000 in-house compliance. The Managing General Partner believes that future costs associated with Year 2000 issues for Hull/Storey's in-house systems will be insignificant and will therefore not impact the Partnership's business, financial condition and results of operations.

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

ITEM 7

FINANCIAL STATEMENTS

BRUNNER COMPANIES INCOME PROPERTIES L.P. I

LIST OF FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

FINANCIAL STATEMENTS
     Balance Sheet
     Statements of operations
     Statements of changes in partners' capital (deficit)
     Statements of cash flows
     Notes to financial statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Partners
BRUNNER COMPANIES INCOME PROPERTIES L.P. I

         We have audited the accompanying balance sheet of BRUNNER COMPANIES INCOME PROPERTIES L.P. I (the Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRUNNER COMPANIES INCOME PROPERTIES L.P. I as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note I to the financial statements, the Partnership's mortgage notes payable matured in October 1998. The Partnership received an extension from its lenders which expires May, 1999. The Partnership's continued ability to operate is dependent on its ability to either restructure its existing debt or raise additional capital. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding these matters are also describe in Note I. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                       /s/  Elliott, Davis & Company, L.L.P.


Augusta, Georgia
February 26, 1999

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Partners
Brunner Companies Income Properties L.P. I


We have audited the accompanying statements of operations, changes in partners' capital (deficit) and cash flows of Brunner Companies Income Properties L.P. I for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brunner Companies Income Properties L.P. I for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                      /s/ Ernst & Young, LLP

Greenville, South Carolina
February 6, 1998

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT UNIT DATA)
                                DECEMBER 31, 1998


ASSETS
       Cash and cash equivalents                                             $    480
       Accounts receivable - net and deposits                                     342
       Other assets                                                                88
       Investment properties - net                                             18,033
                                                                             --------
                                                                             $ 18,943
                                                                             ========


LIABILITIES
       Accounts payable and accrued expenses                                 $    118
       Accrued property tax                                                       176
       Tenant security deposits payable                                            20
       Mortgage notes payable                                                  17,800
                                                                             --------
                                                                               18,114
PARTNERS' CAPITAL (DEFICIT)
       General partner's                                  $    (29)
       Class A limited partners' - 552,000 units
             issued and outstanding                            603
       Class B limited partners' - 61,333 units
             issued and outstanding                            255                829
                                                          --------           --------
                                                                             $ 18,943
                                                                             ========


















    The accompanying notes are an integral part of this financial statement.

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT UNIT DATA)




                                                          FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                        --------------------------
                                                          1998               1997
                                                        -------           --------
REVENUE
      Rental income                                     $ 2,832           $ 2,832
      Other income                                           10                28
                                                        -------           -------

                                                          2,842             2,860
                                                        -------           -------

EXPENSES
      Operating                                             362               317
      General and administrative                            105                91
      Depreciation                                          667               670
      Interest                                            1,588             1,684
      Property taxes                                        200               199
                                                        -------           -------

                                                          2,922             2,961
                                                        -------           -------

NET LOSS FROM OPERATIONS                                $   (80)          $  (101)
                                                        =======           =======


Net loss allocated to general partner (1%)              $    (1)          $    (1)

Net loss allocated to Class A limited partners              (71)              (90)
    (89.1%)
Net loss allocated to Class B limited partners
    (9.9%)                                                   (8)              (10)
                                                        -------           -------
                                                        $   (80)          $  (101)
                                                        =======           =======

Net loss per Class A limited partnership unit           $  (.13)          $  (.16)
                                                        =======           =======

   The accompanying notes are an integral part of these financial statements.

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (IN THOUSANDS)

                                       GENERAL                 LIMITED PARTNERS
                                       PARTNER         CLASS A          CLASS B           TOTAL
                                       -------         --------         -------          -------
Original capital contributions          $  1           $ 5,520           $ 613           $ 6,134
                                        ====           =======           =====           =======

Partners' capital (deficit) at
   December 31, 1996                    $(27)          $   764           $ 273           $ 1,010

Net loss for the year ended
   December 31, 1997                      (1)              (90)            (10)             (101)
                                        ----           -------           -----           -------

Partners' capital (deficit)
   December 31, 1997                     (28)              674             263               909

Net loss for the year ended
   December 31, 1998                      (1)              (71)             (8)              (80)
                                        ----           -------           -----           -------

PARTNERS' CAPITAL (DEFICIT)
   AT DECEMBER 31, 1998                 $(29)          $   603           $ 255           $   829
                                        ====           =======           =====           =======

















   The accompanying notes are an integral part of these financial statements.

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    FOR THE YEARS ENDED
                                                                         DECEMBER 31,
                                                                --------------------------
                                                                  1998             1997
                                                                --------          --------
OPERATING ACTIVITIES
     Net loss                                                   $   (80)          $  (101)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
         Depreciation                                               667               670
         Amortization of loan costs and leasing
            commissions                                              42                43
         Change in deferred and accrued amounts
            Accounts receivable and deposits                         10              (154)
            Other assets                                             34               (19)
            Accounts payable and accrued expenses                   (26)              (50)
            Accrued property taxes                                  (31)              107
            Tenant security deposits payable                          3                 5
                                                                -------           -------

             Net cash provided by operating activities              619               501

INVESTING ACTIVITIES
    Purchase of property improvements and replacements              (22)               --
    Net deposits to restricted escrows                               --                (1)
                                                                -------           -------
         Net cash used in investing activities                      (22)               (1)

FINANCING ACTIVITIES
     Payments on mortgage notes payable                            (450)             (499)
                                                                -------           -------

Net increase in cash and cash equivalents                           147                 1

Cash and cash equivalents at beginning of year
                                                                    333               332
                                                                -------           -------

Cash and cash equivalents at end of year                        $   480           $   333
                                                                =======           =======

Supplemental disclosure of cash flow information:
     Cash paid for interest                                     $ 1,564           $ 1,667
                                                                =======           =======


   The accompanying notes are an integral part of these financial statements.

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION
         Brunner Companies Income Properties L.P. I (the "Partnership") a Delaware limited partnership, which was formed on February 29, 1988, for the purpose of acquiring and operating the following retail centers: Hitchcock Plaza, in Aiken, South Carolina; White Horse Plaza, in Greenville, South Carolina; and Georgetown Landing, in Georgetown, South Carolina (collectively referred to as the "Retail Centers"). The seller of these Retail Centers was related to the then general partners of the Partnership.

         The Partnership shall continue in existence until December 31, 2008, unless it is earlier dissolved and terminated pursuant to the provisions of the partnership agreement.

         The general partner of the Partnership is Brunner Management Limited Partnership ("General Partner"). The General Partner is an Ohio limited partnership whose general partner is 104 Management, Inc. ("Managing General Partner"). From March 5, 1993 until November 17, 1998, the majority of the outstanding stock of 104 Management, Inc. was held by IBGP, Inc., an affiliate of Insignia Financial Group, Inc. Prior to November 17, 1998, IBGP, Inc. effectively controlled the Managing General Partner of the Partnership.

         On November 17, 1998, BCIP I & III, LLC, (a Georgia limited liability company and an affiliate of Hull/Storey Development, LLC) purchased all of the outstanding stock of 104 Management, Inc. and thereby acquired the general partnership interest in Brunner Management Limited Partnership. BCIP I & III, LLC also purchased all of the outstanding Class B Limited Partnership units of the Partnership. As a result of this transaction, BCIP I & III, LLC effectively controls the Managing General Partner of the Partnership.

USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


                                                                     (Continued)

CASH AND CASH EQUIVALENTS
         The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents as well as operating cash held by the real estate management company on behalf of the Partnership's individual properties. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
         The Partnership records as an allowance for doubtful accounts 100% of receivables over ninety days old, 50% of receivables over sixty but less than ninety-one days old and 100% of receivables from former tenants.

LEASE COMMISSIONS
         Lease commissions are capitalized and are amortized by the straight-line method over the term of the applicable lease. Lease commissions of approximately $181,000, net of accumulated amortization of approximately $116,000, are included in other assets.

LOAN COSTS
         Loan costs are amortized on a straight-line basis over the terms of the respective loans. As of year end, loan costs have been fully amortized.

TENANT SECURITY DEPOSITS
         The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

INVESTMENT PROPERTIES
         Investment properties are stated at cost less reductions for permanent impairments. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

DEPRECIATION
         Buildings and improvements are depreciated on the straight-line basis over an estimated useful life of 5 to 31.5 years. Tenant improvements are depreciated over the term of the applicable leases.

         For Federal income tax purposes, the Partnership depreciates a portion (89 percent attributable to non tax-exempt investors) of the property's basis using the straight-line method over thirty-one and one-half years and the balance (11 percent attributable to tax-exempt investors) using the straight-line method over forty years.

                                                                     (Continued)

ADVERTISING
         The Partnership expenses the costs of advertising as incurred.

LEASES
         The Partnership leases certain commercial space to tenants under various lease terms. For leases with fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the leases. For all other leases, rents are recognized over the terms of the leases as earned.

INCOME TAXES
         No provision has been made in the financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by the Partnership. The Partners are responsible for their respective share of Partnership net income or loss.

FAIR VALUE
         The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments, based on estimated borrowing rates currently available to the Partnership, approximate its carrying balance.

RECLASSIFICATIONS
         Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - PARTNERSHIP ALLOCATIONS OF INCOME, LOSS AND DISTRIBUTIONS

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

                                                                     (Continued)

         Taxable income or loss from operations will be allocated 89.1% to the Class A Limited Partners, 9.9% to the Class B Limited Partners and 1% to the General Partner.

         All excess proceeds from sales and debt refinancings generally will be distributed in the following order:

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

         Fifth, to the General Partner until its original capital contribution is reduced to zero; and

         The balance, if any, 67.5% to the Class A Limited Partners, 7.5% to the Class B Limited Partners and 25% to the General Partner.

         As of December 31, 1998, the Partnership had an undeclared distribution arrearage of approximately $4,085,000 or $7.40 per Class A unit and approximately $642,000 or $10.48 per Class B unit of the cumulative annual 10% cash returns.

NOTE C - MORTGAGE NOTES PAYABLE

         The principle terms of the mortgage notes payable are as follows (in thousands):

                          Principal           Monthly
                         balance at           payment            Stated                               Balance due
                        December 31,         (interest        interest rate       Maturity date      at maturity(2)
    Property                1998             only) (1)             (1)                 (1)
------------------      ------------        ------------      -------------       --------------     ---------------
Hitchcock Plaza          $ 10,034           $     59                7%                  5/99             $ 10,034

White Horse
  Plaza                     6,356                 37                7%                  5/99                6,356

Georgetown
  Landing                   1,410                  8                7%                  5/99                1,410
                         --------           --------                                                     --------
      Total              $ 17,800           $    104                                                     $ 17,800
                         ========           ========                                                     ========

(1) Pursuant to lender agreements the maturity dates of the mortgage notes were extended until May 10, 1999. The agreements further provide that, from and after October 10, 1998 through May 10, 1999, the mortgage notes accrue interest at a fixed rate per annum of seven (7%) percent. Prior to the agreements, the stated interest rate of the mortgage notes was nine (9%) percent. The agreement further provides that, commencing with the November 1998 payment and continuing monthly through the April 1999 payment, the Partnership is allowed to make interest only payments. The agreements further provide that the lender, upon fifteen (15) days prior written notice to the Managing General Partner, shall have the right to accelerate repayment of the mortgage notes in full and demand the Partnership repay the mortgage notes in full, with or without cause and regardless of whether an event of default should exist or not.

(2) Mortgages require a balloon payment at maturity for the remaining principal balance. These notes are all cross-collateralized and cross-defaulted.

     The mortgage notes payable are nonrecourse and are secured by the properties and by a pledge of revenues from the respective properties.

NOTE D - OPERATING LEASES

         Tenants are responsible for their own utilities, maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Real estate taxes, insurance, and common area maintenance expenses are paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share. The expenses paid by the Partnership are included in the accompanying statements of operations as property taxes and operating expenses. Amounts reimbursed by the tenants are included in rental income.

         The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998, are as follows (in thousands):

                        1999             $    2,190
                        2000                  1,914
                        2001                  1,837
                        2002                  1,637
                        2003                  1,473
                        Thereafter            6,121
                                         ----------
                                         $   15,172
                                         ==========

         Five anchor tenants represent $13,073,000 of the above minimum future rentals under leases expiring 2006, 2007, and 2012.

NOTE E - MAJOR TENANTS

         Rent from tenants (excluding tenant reimbursements) representing at least 10% of rental income were as follows (in thousands):

                                                 1998                                    1997
                                   ----------------------------------     -----------------------------------
                                       Amount             Percent             Amount                 Percent
                                   --------------     ---------------     -------------           -----------
K-Mart Corporation                 $    360               13%              $   360                    13%
Kroger                                  343               12                   343                    12
Wal-Mart Stores, Inc.                   298               11                   298                    11

         See "Note I - Subsequent Events".

NOTE F - INCOME TAXES

         The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

         The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except unit data):

                                                                 1998                      1997
                                                              -----------               -----------
Net loss as reported                                            $  (80)                   $ (101)
Add (deduct):
         Depreciation differences                                   36                        38
         Unearned income                                           (14)                        8
         Miscellaneous                                              29                       (17)
                                                                ------                    ------

Federal taxable loss                                            $  (29)                   $  (72)
                                                                ======                    ======

Federal taxable loss per Class A
             Limited partnership unit                           $ (.05)                   $ (.12)
                                                                ======                    ======

         The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

                 Net assets as reported                                       $    829
                 Land and buildings                                                 21
                 Accumulated depreciation                                          443
                 Syndication costs                                                 667
                 Other                                                              20
                                                                              --------
                 Net assets - Federal tax basis                               $  1,980
                                                                              ========

NOTE G - TRANSACTIONS WITH AFFILIATED PARTIES

         The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner in 1998 and 1997 (in thousands):

                                                                 1998                1997
                                                                 ----                ----
Property management fees (included in
      operating expenses)                                     $     86                $ 84

Reimbursement for services of affiliates
      (included in general and administrative
      expenses)                                                     46                  42

Lease commissions for new leases (included in other
assets and amortized over the term of the leases)
                                                                    37                  26

NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)



                                                             Initial Cost
                                                            To Partnership
                                               ------------------------------------------

                                                                                               Net costs (removed)
                                                                                                   capitalized
                                                                    Buildings and related         subsequent to
     Description               Encumbrances          Land              personal property           acquisition
----------------------        -------------        ---------        ---------------------     -------------------
Hitchcock Plaza               $    10,034            $1,797             $     12,629             $      (300)
Whitehorse Plaza                    6,356             1,975                    6,931                    (124)
Georgetown
   Landing                          1,410               428                    1,711                      19
                              ===========            ======             ============             ===========
Totals                        $    17,800            $4,200             $     21,271             $      (405)
                              ===========            ======             ============             ===========



                                       23
                                                                     (Continued)

NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS), CONTINUED

                                        Gross carrying values
                                        at December 31, 1998
                   ----------------------------------------------------------------

                                   Buildings and
                                      related
                                      personal                       Accumulated       Date           Depreciable
  Description         Land            property        Total         depreciation     acquired         life-years
-----------------  ---------       -------------    ---------       ------------     ---------       ------------
Hitchcock
    Plaza          $  1,756        $   12,370       $ 14,126          $  4,151       7/12/88            5-31.5
Whitehorse
    Plaza             1,939             6,843          8,782             2,303       7/12/88            5-31.5
Georgetown
    Landing             428             1,730          2,158               579       7/12/88            5-31.5
                   --------        ----------       --------          --------

                   $  4,123        $   20,943       $ 25,066          $  7,033
                   ========        ==========       ========          ========

         The managing General Partner has evaluated the properties as if they were a going concern and believes there is no impairment as of year end.

         Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                                              1998              1997
                                                                            --------          --------
INVESTMENT PROPERTIES

Balance at beginning of year                                                $25,044           $ 25,044
Property improvements                                                            22                 --
                                                                            -------           --------
Balance at end of year                                                      $25,066           $ 25,044
                                                                            =======           ========

ACCUMULATED DEPRECIATION

Balance at beginning of year                                                $ 6,366            $ 5,696
Additions charged to expense                                                    667                670
                                                                            -------            -------
Balance at end of year                                                      $ 7,033            $ 6,366
                                                                            =======            =======


         The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is $25,088,000 and $25,065,000, respectively. The accumulated depreciation balance for Federal income tax purposes at December 31, 1998 and 1997, is $6,591,000 and $5,958,000, respectively.

NOTE I - SUBSEQUENT EVENTS

         Subsequent to year end, Wal-Mart, a major tenant at White Horse Plaza vacated the premises. Wal-Mart's lease, and resulting rental obligations under the lease, do not expire until October 31, 2006. The General Partner expects Wal-Mart to honor its obligations under its lease, however this vacancy may impact occupancy for the remainder of the property. Subsequent to year end, four additional tenants, leasing a total of 11,150 square feet in the property, or approximately 7% of the property's total square feet, have terminated their leases and vacated the property. In addition, a tenant which leases 35,922 square feet, or approximately 22% of the property's total square feet, has stopped honoring its contractual lease obligations, including payment of rent. The Managing General Partner intends to actively pursue the Partnership's legal remedies to require this tenant to comply with its contractual lease obligations.

         The cross-collateralized and cross-defaulted loans on Hitchcock Plaza, White Horse Plaza, and Georgetown Landing matured in October 1998. The Partnership received an extension from its lenders which expires May 1999. The Partnership's continued ability to operate is dependent on its ability to either restructure its existing debt or raise additional capital. To that end the managing General Partner is attempting to extend or modify the mortgage notes, negotiating alternative financing sources requiring additional capital infusions, and evaluating the Partnership's alternatives. However, there can be no assurance that debt restructuring will occur or additional capital will be raised in a manner that allows the Partnership to continue its operations in its present form.

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Elliott, Davis & Company, L.L.P. regarding the 1998 audit of the Partnership's financial statements nor were there any disagreements with Ernst & Young L.L.P. regarding the 1997 audit of the Partnership's financial statements.

On December 18, 1998 the Partnership terminated the engagement of Ernst & Young, L.L.P., Greenville, South Carolina, as the Partnership's certifying accountants.

On December 18, 1998 the Partnership engaged Elliott, Davis & Company, L.L.P., Augusta, Georgia as the Partnership's certifying accountants. The Partnership has not consulted with Elliott, Davis & Company, L.L.P. during its two most recent fiscal years nor during any subsequent interim period prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements.

The report of Ernst & Young, L.L.P. on the financial statements for either of the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified to uncertainty, audit scope, or accounting principles.

PART III

ITEM 9

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

The Partnership has no officers or directors. The Managing General Partner manages and controls the Partnership and has general responsibility and authority in all matters affecting its business. The names and ages of the directors and executive officers of 104 Management, Inc., the Partnership's Managing General Partner, and the nature of all positions with 104 Management, Inc. presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                                Age                       Position
----                                ---                       --------
James M. Hull                        47                    President and Director
Wayne Grovenstein                    30                    Vice President
Deborah Moseley                      45                    Chief Accounting Officer
Frank B. Turner, Jr.                 30                    Secretary

James M. Hull has been President and Director of the Managing General Partner and the Member-Manager of BCIP I & III, LLC since November of 1998. BCIP I & III, LLC is an affiliate of Hull/Storey Development, LLC ("Hull/Storey") Mr. Hull has acted as Member-Manager of Hull/Storey since December, 1993.

Wayne Grovenstein has been Vice President of the Managing General Partner since November 1998. Mr. Grovenstein joined Hull/Storey in July 1995 where he serves as Hull/Storey's Director of Development and Counsel. Prior to joining Hull/Storey, Mr. Grovenstein was in the private practice of law in Atlanta, Georgia.

Deborah Mosely has been the Chief Accounting Officer of the Managing General Partner since November, 1998. Ms. Mosely joined Hull/Storey in June 1994 and has served as Hull/Storey's Chief Accounting Officer since that time.

Frank B. Turner, Jr. has been the Secretary of the Managing General Partner since November 1998. Mr. Turner joined Hull/Storey in February 1998 where he serves as Counsel. From June 1996 until January 1998 Mr. Turner was an associate with the Augusta, Georgia law firm of Dunstan, Dunstan & Cleary, P.C.



ITEM 10.

EXECUTIVE COMPENSATION

No direct form of compensation was paid by the Partnership to any director or officer of the Managing General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any director or officer of the Managing General Partner in the future. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions" below.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1999, there were 552,000 Limited Partnership Units ("Units") and 61,333 units of Class B Limited Partnership Interest ("Subordinated Interest") issued and outstanding. The following table sets forth certain information, as of January 1,1999, with respect to the ownership of Units and units of Subordinated Interest by: (i) any person or group who is known to the Partnership to be the beneficial owner of more than 5% of either the Units or units of Subordinated Interest; (ii) the directors and officers of the Managing General Partner, naming them; and (iii) the directors and officers of the Managing General Partner as a group.

                                                                                          Units of subordinated
                                                            Units (1)                          interest (1)
                                                  -------------------------------    ---------------------------------
                                                     Amount           Percent           Amount            Percent
                                                  -------------    --------------    -------------     ---------------
Insignia Brunner L.P.
   One Insignia Financial Plaza
   Greenville, SC  29602                                   --              --           61,333                100%
All directors and officers of
   The Managing General Partner
   (5 persons) as a group                                  --              --               --                 --


(1) The Limited Partners have no right or authority to participate in the management or control of the Partnership or its business. However, Limited Partners do have limited rights to approve or disapprove certain fundamental Partnership matters as provided in "Article 7" of the Partnership Agreement. Transfer of Units are subject to certain restrictions set forth in "Article 9" of the Partnership Agreement.


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

The following payments were made to affiliates of the Managing General Partner in 1998 and 1997 (in thousands):


                                                         1998          1997
                                                         ----          ----
Property management fees                                 $86           $84
Reimbursement for services of affiliates                 $46           $42


Additionally, the Partnership paid approximately $37,000 and $26,000 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's commercial properties during the years ended December 31, 1998 and 1997, respectively. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

If the Partnership requires additional funds, the General Partner or its affiliates may, but are not obligated to, lend funds to the Partnership. Any such loan and any disposition, re-negotiation or other subsequent transaction involving such loan, shall be made only upon receipt from an independent and qualified advisor of an opinion letter to the effect that such proposed loan or disposition, re-negotiation or subsequent transaction is fair and at least as favorable to the Partnership as a loan to an unaffiliated borrower in similar circumstances. The advisors compensation must be paid by the General Partner and is not reimbursable by the Partnership. No such loan has yet been made by the General Partner.

A commission of up to 2% of the sale price may be paid to Brunner Management Limited Partnership upon the sale of each of the Retail Centers, if it performs substantial services in connection with the sale. Any such commission paid to the Brunner Management Limited Partnership will be subordinated to the Limited Partners priority distributions. Total commissions paid will not exceed those reasonable, customary and competitive in light of the size and location of the Retail Center sold.

13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: See Exhibit Index contained herein.

(b) Reports on Form 8-K filed during the fourth quarter of 1998:


A Form 8-k was filed with the Securities and Exchange Commission on December 2, 1998. This filing discloses that there was a change in control of the Registrant as of November 17, 1998 when BCIP I & III, LLC purchased 104 Management, Inc. from IBGP, Inc. and thereby acquired the general partnership interest in Brunner Management Limited Partnership. A copy of the General Partnership Sale Agreement, dated as of November 17, 1998, by and between BCIP I & III, LLC, IBGP, Inc. And Insignia Brunner, L.P. were also included as an exhibit.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                                    A Delaware Limited Partnership

                                    By: Brunner Management Limited Partnership
                                        Its General Partner

                                    By: 104 Management, Inc.
                                        Its Managing General Partner

                                    By: /s/ James M. Hull
                                        ---------------------------------------
                                        James M. Hull
                                        President and Director

                                    Date: April 15, 1999



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ James M. Hull          President and
------------------------   Director                        Date: 4/13/99
James M. Hull


/s/ Deborah Moseley        Vice President and
-----------------------    Chief Accounting                Date: 4/13/99
Deborah Moseley            Officer

                                INDEX OF EXHIBITS


Exhibit
  No.                       Description
-------                     -----------
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

10.49 Third loan modification and extension agreement, cross-pledge and default agreement, and mortgage amendment agreement relating to Georgetown

         Landing effective September 29, 1995 by and between New York Life
         Insurance Company and Brunner Companies Income Properties, L.P. I, a
         Delaware Limited Partnership incorporated by reference to Exhibit 10.47 to Form 10-QSB for the fiscal quarter ended September 30, 1995.27
         Financial Data Schedule.

10.50    Modification Agreement relating to Hitchcock Plaza with New York Life
         Insurance Company, as Secured Party.

10.51    Modification Agreement relating to White Horse Plaza with New York
         Life Insurance Company, as Secured Party.

10.52    Modification Agreement relating to Georgetown Plaza with New York Life
         Insurance Company, as Secured Party.

27       Financial Data Schedule (for SEC use only).