Form 10-Q
period 1999-03-31
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 1999-05-17
CIK 830737

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

         (Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____

                         Commission File Number 0-24683

                  Brunner Companies Income Properties L.P. I
             (Exact name of registrant as specified in its charter)

            Delaware                                           31-1266850
 State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


                               3632 Wheeler Road
                                P.O. Box 204227
                         Augusta, Georgia 30917-204227
                    (Address of principal executive offices)

                                 (706) 863-0823
              (Registrant's telephone number, including area code)


                       (Former address since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes     No
                                           ---   ---
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Title                                    Outstanding
  Class A Units 552,000                    March 31, 1999
  Class B Units 61,333

                         PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

a)

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                                 BALANCE SHEET
                                  (Unaudited)

                                 March 31, 1999
                        (in thousands, except unit data)


Assets
   Cash and cash equivalents                                                    $   749
   Accounts receivable - net and escrow deposits                                    283
   Other assets                                                                      66
   Investment properties - net                                                   17,866
                                                                                -------
                                                                                $18,964
                                                                                =======

Liabilities and Partners' Capital (Deficit)

Liabilities
   Accounts payable and accrued expenses                                        $   120
   Accrued property taxes                                                            44
   Tenant security deposit liabilities                                               17
   Mortgage notes payable                                                        17,800

Partners' Capital (Deficit)
   General partner's                                                 (27)
   Class A limited partners' - (552,000 units)                       740
   Class B limited partners' - (61,333 units)                        270            983
                                                                     ---        -------
                                                                                $18,964
                                                                                =======



                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                  Three Months Ended
                                                       March 31,
                                                  1999           1998
                                                 -----          -----

Revenues:
   Rental income                                 $ 766          $ 721
   Other income                                      7              3
                                                 -----          -----
      Total revenues                               773            724
                                                 -----          -----

Expenses:
   Operating                                        70             79
   General and administrative                       27             24
   Depreciation                                    167            167
   Interest                                        311            414
   Property taxes                                   44             43
                                                 -----          -----
      Total expenses                               619            727
                                                 -----          -----
Net income (loss)                                $ 154          $  (3)
                                                 =====          =====
Net income allocated to general partner
 (1%)                                            $   2          $  --

Net income (loss) allocated to Class A
 limited partners (89.1%)                          137             (3)

Net income allocated to Class B limited             15             --
 partners (9.9%)                                 -----          -----
                                                 $ 154          $  (3)
                                                 =====          =====
Net income (loss) per Class A limited
 partnership unit                                $ .25          $(.01)
                                                 =====          =====


                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                                               Limited Partners'
                                                        -------------------------------
                                         General
                                         -------
                                         Partner        Class A     Class B      Total
                                         -------        -------     -------     -------

Original capital contributions           $     1        $ 5,520     $   613     $ 6,134
                                         =======        =======     =======     =======
Partners' capital (deficit) at
   December 31, 1998                     $   (29)       $   603     $   255     $   829

Net income for the three months ended
   March 31, 1999                              2            137          15         154
                                         -------        -------     -------     -------
Partners' capital (deficit) at
   March 31, 1999                        $   (27)       $   740     $   270     $   983
                                         =======        =======     =======     =======


                 See Accompanying Notes to Financial Statements
                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                                          Three Months Ended
                                                                                March 31,
                                                                           1999           1998
                                                                          -----          -----

Cash flows from operating activities:

   Net income (loss)                                                      $ 154          $  (3)

Adjustments to reconcile net loss to net cash provided by
operating activities:
   Depreciation                                                             167            167
   Amortization of loan costs and leasing commissions                        13             12

Change in accounts:
   Receivables and deposits                                                  59            129
   Other assets                                                              22            (22)
   Accounts payable and accrued expenses                                      2            (13)
   Tenant security deposit liabilities                                       --             --
   Accrued property taxes                                                  (132)          (155)
                                                                          -----          -----
         Net cash provided by operating activities                          285            115
                                                                          -----          -----
Cash flows from investing activities:
   Property improvements and replacements                                    --             (6)
   Net deposits to restricted escrows                                       (16)           (23)
                                                                          -----          -----
         Net cash used in investing activities                              (16)           (29)
                                                                          -----          -----
Cash flows used in financing activities:
   Payments on mortgage notes payable                                        --           (132)
                                                                          -----          -----
Net increase (decrease) in cash and cash equivalents                        269            (46)

Cash and cash equivalents at beginning of period                            480            333
                                                                          -----          -----
Cash and cash equivalents at end of period                                $ 749          $ 287
                                                                          =====          =====
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                 $ 311          $ 409
                                                                          -----          -----


                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES, L.P. I
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited financial statements of Brunner Companies Income Properties L.P. I (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. All of the outstanding stock of the Managing General Partner is owned by BCIP I & III, LLC, an affiliate of Hull/Storey Development, LLC ("Hull/Storey"). The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the three months ended March 31, 1999 and 1998 (in thousands):

                                                               1999       1998
                                                               ----       ----

         Property management fees (included in
                  operating expenses)                          $ 20       $ 22
         Reimbursement for services of affiliates
                  (included in general and administrative
                  expenses)                                    $ 11       $ 11

Additionally, the Partnership paid approximately $7,445 and $20,000 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's properties during the three months ended March 31,1999 and 1998, respectively. These lease commissions are included in other assets and amortized over the terms of the respective leases.

Note C - Mortgage Notes Payable

Pursuant to lender agreements the maturity dates of the mortgage notes were extended until May 10, 1999. The Managing General Partner has requested that the lender extend the maturity dates of the mortgage notes as amended until May 10, 2000. The agreements further provide that, from and after October 10, 1998 through May 10, 1999, the mortgage notes accrued interest at a fixed rate per annum of seven (7%) percent. Prior to the agreements, the stated interest rate of the mortgage notes was nine (9%) percent. The agreement further provides that, commencing with the November 1998 payment and continuing monthly through the April 1999 payment, the Partnership is allowed to make interest only payments. The agreements further provide that the lender, upon fifteen (15) days prior written notice to the Managing General Partner, shall have the right to accelerate repayment of the mortgage notes in full and demand the Partnership repay the mortgage notes in full, with or without cause and regardless of whether an event of default should exist or not. The mortgages require a balloon payment at maturity for the remaining principal balance. These notes are all cross-collateralized and cross-defaulted. The mortgage notes payable are nonrecourse and are secured by the properties and by a pledge of revenues from the respective properties.

The Partnership's continued ability to operate is dependent on its ability to either restructure its existing debt or raise additional capital. To that end the Managing General Partner is attempting to extend or modify the mortgage notes, negotiating alternative financing sources requiring additional capital infusions and evaluating the Partnership's alternatives. However, there can be no assurance that debt restructuring will occur or additional capital will be raised in a manner that allows the Partnership to continue its operations in its present form.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:

                                                      Average
                                                     Occupancy

                                                1999           1998
                                                ----           ----

          Hitchcock Plaza,                      100%            93%
           Aiken, South Carolina

          Whitehorse Plaza,                      97%            98%
           Greenville, South Carolina

          Georgetown Landing,                   100%            94%
           Georgetown, South Carolina

Hitchcock Plaza had a tenant which occupied 20,000 square feet at December 31, 1997, or approximately 9% of the property's total square feet. The tenant's lease expired January 31, 1998 and was not renewed. Another tenant at Hitchcock Plaza is temporarily renting the space for storage. The Managing General Partner is currently negotiating term leases with two new tenants to occupy this space.

White Horse Plaza has a tenant which leases 81,922 square feet, or approximately 49% of the property's total square feet. While this tenant's lease does not expire until October 31, 2006, and the General Partner expects the tenant to honor its obligations under its lease, the tenant has vacated the space. The General Partner expects this vacancy to impact occupancy for the remainder of the property. In 1999, since this tenant vacated its space, four additional tenants, leasing a total of 11,150 square feet in the property, or approximately 7% of the property's total square feet, have terminated their leases and have vacated the property. In addition, a tenant which leases 35,922 square feet, or approximately 22% of the property's total square feet, has, in the second quarter of 1999, stopped honoring its contractual lease obligations, including payment of rent. The Managing General Partner intends to actively pursue the Partnership's legal remedies to require this tenant to comply with its contractual lease obligations.

The Partnership's net income for the three months ended March 31, 1999, was $154,000 compared to a net loss of $3,000 for the corresponding period of 1998. The net income is primarily due to a decrease in interest expense and operating expenses and to an increase in rental income. The reduction in interest expense was due to the November 30, 1998 Loan Extension/Recast Letter Agreement entered into between the Managing General Partner and the lender holding the mortgage notes. The increase in rental income was due to the payment of a loan termination fee and the collection from a tenant at Hitchcock Plaza of a reimbursable expense incurred in 1997. Pursuant to the Partnership's accounting policy for doubtful accounts, this amount had been previously expensed. No expenditures for major repairs and maintenance were made during the three month periods ended March 31, 1999 or 1998.

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

At March 31, 1999, the Partnership held unrestricted cash of approximately $749,000 compared to approximately $287,000 at March 31, 1998. The net increase in cash for the three months ended March 31, 1999 was approximately $269,000 compared to a net decrease of approximately $46,000 for the three months ended March 31, 1998. The net increase in cash is primarily due to the decrease in interest expense and operating expenses and to the increase in rental income discussed above as well as to the lack of principal payments.

No distributions were made in 1998 or 1997 and future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales, and the availability of cash reserves after restructuring of existing indebtedness.

Year 2000

The "Year 2000 Issue" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

The Partnership processes its records on computer hardware and software systems maintained by Hull/Storey Development, LLC ("Hull/Storey"), the management company retained by the General Partner of the Partnership. Hull/Storey has adopted a compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. Hull/Storey compliance program includes an assessment of its hardware and software computer systems and embedded systems.

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

                          PART II - OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits:

       Exhibit 27, Financial Data Schedule (for SEC purposes only), is filed as an exhibit to this report.

       (b)     Reports on Form 8-K:

        A form 8-K/A was filed with the Securities and Exchange Commission on March 29, 1999. This filing discloses that there was a change in Registrant's certifying accountant effective December 18, 1999.

        A form 8-K/A was filed with the Securities and Exchange Commission on March 31, 1999. This filing amended the previous 8-K/A filed on March 29, 1999 to include the letter of the prior certifying accountant.

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


                         BRUNNER COMPANIES INCOME PROPERTIES L.P. I


                         By: Brunner Management Limited Partnership Its General Partner


                         By:    104 Management, Inc.
                                Its Managing General Partner


                         By:    /s/ James H. Hull
                                ----------------------------------------------
                                James M. Hull
                                President and Director


                         By:    /s/ Deborah Mosley
                                ----------------------------------------------
                                Deborah Mosley
                                Chief Accounting Officer


                         Date:  May 13, 1999