Form 10-Q
period 1999-06-30
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 1999-08-16
CIK 830737

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                ------    ------

Commission File Number 0-24683

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
             (Exact name of registrant as specified in its charter)

         Delaware                                          31-1266850
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                                3632 Wheeler Road
                                 P.O. Box 204227
                          Augusta, Georgia 30917-204227
                    (Address of principal executive offices)

                                 (706) 863-0823
              (Registrant's telephone number, including area code)

                       (Former address since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Title                                          Outstanding
         Class A Units 552,000                          June 30, 1999
         Class B Units 61,333

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

a)
                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)



                                                                  June 30, 1999             Dec. 31, 1998
                                                                   (unaudited)                 (audited)
                                                              --------------------      -----------------------
Assets
   Cash and cash equivalents                                             $     998                    $      480
   Accounts receivable - net, and escrow deposits                              364                           342
   Other assets                                                                 72                            88
   Investment properties - net                                              17,699                        18,033
                                                                         ---------                    ----------
                                                                         $  19,133                    $   18,943
                                                                         =========                    ==========
Liabilities and Partners' Capital (Deficit)

Liabilities
   Accounts payable and accrued expenses                                 $     152                    $      118
   Accrued property taxes                                                       88                           176
   Tenant security deposits                                                     18                            20
   Mortgage notes payable                                                   17,792                        17,800

Partners' Capital (Deficit)
   General partner's                                          (26)                      (29)
   Class A limited partners' - (552,000 units)                829                       603
   Class B limited partners' - (61,333 units)                 280            1,083      255                  829
                                                              ---        ---------      ---             --------
                                                                         $  19,133                      $ 18,943
                                                                         =========                      ========








                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                            Six Months Ended
                                                 June 30,
                                            -------------------
                                             1999        1998
                                            ------      -------
Revenues:
   Rental income                            $1,502      $ 1,405
   Other income                                 13            5
                                            ------      -------
      Total revenues                         1,515        1,410
                                            ------      -------
Expenses:
   Operating                                   133          157
   General and administrative                   83           51
   Depreciation                                334          334
   Interest                                    623          826
   Property taxes                               88           92
                                            ------      -------
      Total expenses                         1,261        1,460
                                            ------      -------

Net income (loss)                           $  254      $   (50)
                                            ======      =======
Net income (loss) allocated to general
partner (1%)                                $    3      $    --

Net income (loss) allocated to Class A
limited partners (89.1%)                       226          (45)

Net income (loss) allocated to Class B          25           (5)
                                            ------      -------
limited partners (9.9%)                     $  254      $   (50)
                                            ======      =======
Net income (loss) per Class A limited
partnership unit                            $  .46      $  (.08)
                                            ======      =======




                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)





                                                            Limited Partners'
                                                         ----------------------
                                         General
                                         Partner         Class A       Class B        Total
                                         --------        --------      --------      --------
Original capital contributions           $      1        $  5,520      $    613      $  6,134
                                         ========        ========      ========      ========
Partners' capital (deficit) at
   December 31, 1998                     $    (29)       $    603      $    255      $    829

Net income for the six months ended
   June 30, 1999                                3             226            25           254
                                         --------        --------      --------      --------
Partners' capital (deficit) at
   June 30, 1999                         $    (26)       $    829      $    280      $  1,083
                                         ========        ========      ========      ========




                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                Six Months
                                                                  Ended
                                                                 June 30,
                                                            ------------------
                                                             1999        1998
                                                            ------      ------
Cash flows from operating activities:
   Net income (loss)                                        $  254      $  (50)
Adjustments to reconcile net income (loss) to net cash
provided by  operating activities:
   Depreciation                                                334         334
   Amortization of loan costs and leasing commissions           14          24
Change in accounts:
   Receivables and deposits                                     (4)        176
   Other assets                                                 17         (24)
   Accounts payable and accrued expenses                        33         (11)
   Tenant security deposits                                     (2)         --
   Accrued property taxes                                      (88)       (103)
                                                            ------      ------
         Net cash provided by operating activities:            558         346
                                                            ------      ------
Cash flows from investing activities:
   Property improvements and replacements                       --          (6)
   Net deposits to restricted escrows                          (32)        (24)
                                                            ------      ------

         Net cash used in investing activities                 (32)        (30)
                                                            ------      ------
Cash flows used in financing activities:
   Principal payments on mortgage notes payable                 (8)       (266)
                                                            ------      ------

Net increase in cash and cash equivalents                      518          50
Cash and cash equivalents at beginning of period               480         333
                                                            ------      ------

Cash and cash equivalents at end of period                  $  998      $  383
                                                            ======      ======
Supplemental disclosure of cash flow information:
   Cash paid for interest                                   $  623      $  817
                                                            ======      ======



                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES, L.P. I
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Brunner Companies Income Properties L.P. I (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.


Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. All of the outstanding stock of the Managing General Partner is owned by BCIP I & III, LLC, an affiliate of Hull/Storey Development, LLC ("Hull/Storey"). The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the six months ended June 30, 1999 and 1998 (in thousands):

                                                                       1999             1998
                                                                       ----             ----
         Property management fees (included in
                  operating expenses)                                  $39              $45
         Reimbursement for services of affiliates
                  (included in general and administrative
                  expenses)                                            $24              $24

Additionally, the Partnership paid approximately $20,557 and $24,000 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's properties during the six months ended June 30,1999 and 1998, respectively. These lease commissions are included in other assets and amortized over the terms of the respective leases.

Note C - Mortgage Notes Payable

Pursuant to lender agreements the maturity dates of the mortgage notes were extended until May 10, 2000. The agreements further provide that, from and after October 10, 1998 through May 10, 2000, the mortgage notes accrued interest at a fixed rate per annum of seven (7%) percent. Prior to the agreements, the stated interest rate of the mortgage notes was nine (9%) percent. The agreement further provides that, commencing with the June 1999 payment and continuing monthly through the May 2000 payment, the Partnership is allowed to pay fixed monthly payments based upon 7 1/2% per annum of the principal debt. The principal balance bears interest at the rate of 7% per annum, and the excess payment is a principal reduction. The agreements further provide that the lender, upon fifteen (15) days prior written notice to the Managing General Partner, shall have the right to accelerate repayment of the mortgage notes in full and demand the Partnership repay the mortgage notes in full, with or without cause and regardless of whether an event of default should exist or not. The mortgages require a balloon payment at maturity for the remaining principal balance. These notes are all cross-collateralized and cross-defaulted. The mortgage notes payable are nonrecourse and are secured by the properties and by a pledge of revenues from the respective properties.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999, and June 30, 1998:

                                                      Average
                                                     Occupancy
                                              1999               1998
                                              ----               ----
Hitchcock Plaza,                               91%                92%
 Aiken, South Carolina

Whitehorse Plaza,                              17%                99%
 Greenville, South Carolina

Georgetown Landing,                           100%                97%
 Georgetown, South Carolina


All but approximately 20,000 square feet of Hitchcock Plaza has been leased. The Managing General Partner has executed a new lease for a portion of this space, and the Managing General Partner is currently negotiating a lease for the remainder of this space. One of the anchor tenants,

Kroger Company, has performed a major upfit of its space, and likewise, K-Mart modified its space to a Big-K and reconfigured its current space.

Whitehorse Plaza's anchor tenants have both vacated their respective spaces. One tenant continues to pay rent pursuant to its lease obligation. The other tenant maintains that it is entitled to terminate its lease because the other anchor tenant has vacated the center. The Managing General Partner has instituted a lawsuit to enforce the lease obligations of the tenant who has ceased paying rent, and there are currently two separate lawsuits pending regarding this matter. The Managing General Partner intends to pursue this matter to a conclusion.

As noted in the Partnership's Form 10-QSB for the quarterly period ended March 31, 1999, the Managing General Partner and the lender holding the debt on the Partnership properties had entered into an agreement whereby the Partnership was not obligated to pay the full monthly payment obligation for each property, but interest only at the rate of 7% annum and certain escrow deposits. The lender and the Managing General Partner have agreed to a similar arrangement through and including May 10, 2000. Basically, the Partnership is making fixed monthly payments which represent interest on the principal debt at the rate of 7% annum, a moderate principal reduction and an escrow deposit for taxes and insurance. After payment of a management fee and operating expenses, the net operating income is deposited into a joint account with the lender and the Partnership. As of June 30, 1999, $300,320 was deposited into the joint account pursuant to the agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to access the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At June 30, 1999, the Partnership held unrestricted cash of approximately $998,000 compared to approximately $480,000 at June 30, 1998. The net increase in cash for the six months ended June 30, 1999, was approximately $518,000 compared to a net increase of approximately $50,000 for the six months ended June 30, 1998. The net increase in cash is primarily due to the decrease in interest expense and operating expenses and to the increase in rental income discussed above as well as to the lack of principal payments.

No cash distributions were made during fiscal year 1998 or during the first six months of 1999, and future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales, and the availability of cash reserves after restructuring to existing indebtedness.

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

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         Exhibit 27, Financial Data Schedule, (for SEC purposes only), is filed as an exhibit to this report.

         (b)      Reports on Form 8-K:

         A Form 8-K/A was filed with the Securities Exchange Commission on April 13, 1999. This filing amended the previous 8-K/A filed on March 31, 1999 to report that there were no disagreements with the Company's prior independent auditor within the two-year period ended December 31, 1997 and the interim period of January 1, 1998 through December 18, 1998, on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Nor did the prior independent auditor's reports on the financial statements for the two-year period ended December 31, 1997 contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

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


                             BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                             By: Brunner Management Limited Partnership Its General Partner

                             By:     104 Management, Inc.
                                     Its Managing General Partner

                             By:/s/ James M. Hull
                                --------------------------------------------
                                     James M. Hull
                                     President and Director

                             By:/s/ Deborah Mosley
                                --------------------------------------------
                                     Deborah Mosley
                                     Chief Accounting Officer



                             Date:   August 11, 1999