Form 10QSB
period 1999-09-30
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 1999-11-15
CIK 830737

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

                                        OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to ______


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



         Title                                        Outstanding
         Class A Units 552,000                        September 30, 1999
         Class B Units 61,333

PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

a)
                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)



                                                                        Sept. 30, 1999           Dec. 31, 1998
                                                                          (unaudited)               (audited)
                                                                        --------------           ------------
Assets
   Cash and cash equivalents                                             $   1,018                 $      480
   Accounts receivable - net, and escrow deposits                              516                        342
   Other assets                                                                 81                         88
   Investment properties - net                                              17,532                     18,033
                                                                         ---------                 ----------
                                                                         $  19,147                 $   18,943
                                                                         =========                 ==========
Liabilities and Partners' Capital (Deficit)

Liabilities
   Accounts payable and accrued expenses                                 $     171                 $      118
   Accrued property taxes                                                      132                        176
   Tenant security deposits                                                     18                         20
   Mortgage notes payable                                                   17,770                     17,800

Partners' Capital (Deficit)
   General partner's                                          (27)                      (29)
   Class A limited partners' - (552,000 units)                805                       603
   Class B limited partners' - (61,333 units)                 278            1,056      255               829
                                                              ---        ---------      ---        ----------
                                                                         $  19,147                 $   18,943
                                                                         =========                 ==========







                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                            Three Months Ended             Nine Months Ended
                                                                 Sept. 30,                     Sept. 30,
                                                         ------------------------       ------------------------
                                                            1999          1998             1999          1998
                                                         ----------    ----------       ----------    ----------
Revenues:
   Rental income                                         $      655    $      681       $    2,157    $    2,086
   Other income                                                  --             3               13             8
                                                         ----------    ----------       ----------    ----------
      Total revenues                                            655           684            2,170         2,094
                                                         ----------    ----------       ----------    ----------
Expenses:
   Operating                                                     83            83              216           240
   General and administrative                                    77            46              160            97
   Depreciation                                                 167           166              501           500
   Interest                                                     311           409              934         1,235
   Property taxes                                                44            52              132           144
                                                         ----------    ----------       ----------    ----------
      Total expenses                                            682           756            1,943         2,216
                                                         ----------    ----------       ----------    ----------
Net income (loss)                                        $      (27)   $      (72)      $      227    $     (122)
                                                         ==========    ==========       ==========    ==========
Net income (loss) allocated to general partner (1%)      $       (1)   $       (1)      $        2    $       (1)

Net income (loss) allocated to Class A limited
partners (89.1%)                                                (24)          (64)             202          (109)

Net income (loss) allocated to Class B limited                   (2)           (7)              23           (12)
partners (9.9%)                                          ----------    ----------       ----------    ----------
                                                         $      (27)   $      (72)      $      227    $     (122)
                                                         ==========    ----------       ==========    ----------
Net income (loss) per Class A limited
partnership unit                                         $     (.05)   $     (.12)      $      .41    $     (.22)
                                                         ==========    ==========       ==========    ==========















                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)





                                                      Limited Partners'
                                               -------------------------------
                                            General
                                            Partner   Class A    Class B    Total
Original capital contributions            $        1  $ 5,520    $   613   $6,134
                                          ==========  =======    =======   ======
Partners' capital (deficit) at
   December 31, 1998                      $      (29) $   603    $   255   $  829

Net income for the nine months ended
   Sept 30, 1999                                   2      202         23      227
                                          ----------  -------    -------   ------
Partners' capital (deficit) at
   Sept 30, 1999                          $      (27) $   805    $   278   $1,056
                                          ==========  =======    =======   ======








                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)




                                                                             Nine Months
                                                                                Ended
                                                                               Sept 30,
                                                                        ----------------------
                                                                           1999          1998
Cash flows from operating activities:
   Net income (loss)                                                    $   227       $  (122)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                             501           500
   Amortization of loan costs and leasing commissions                        26            35
Change in accounts:
   Receivables and deposits                                                 (96)           97
   Other assets                                                             (19)          (19)
   Accounts payable and accrued expenses                                     53            11
   Tenant security deposits                                                  (2)            1
   Accrued property taxes                                                   (44)          (51)
                                                                        -------       -------
         Net cash provided by operating activities:                         646           452
                                                                        -------       -------
Cash flows from investing activities:
   Property improvements and replacements                                    --           (23)
   Net deposits to restricted escrows                                       (78)          (23)
                                                                        -------       -------
         Net cash used in investing activities                              (78)          (46)
                                                                        -------       -------
Cash flows used in financing activities:
   Principal payments on mortgage notes payable                             (30)         (403)
                                                                        -------       -------
Net increase in cash and cash equivalents                                   538             3
Cash and cash equivalents at beginning of period                            480           333
                                                                        -------       -------
Cash and cash equivalents at end of period                              $ 1,018       $   336
                                                                        =======       =======
Supplemental disclosure of cash flow information:
   Cash paid for interest                                               $   934       $ 1,222
                                                                        =======       =======










                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES, L.P. I
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Brunner Companies Income Properties L.P. I (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.


Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. All of the outstanding stock of the Managing General Partner is owned by BCIP I & III, LLC, an affiliate of Hull/Storey Development, LLC ("Hull/Storey"). The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the nine months ended September 30, 1999 and 1998 (in thousands):


                                                                      1999     1998
                                                                      ----     ----
       Property management fees
                (included in operating expenses)                       $59      $66

       Reimbursement for services of affiliates
                (included in general and administrative expenses)      $31      $37

Additionally, the Partnership paid approximately $39,812 and $32,000 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's properties during the nine months ended September 30, 1999 and 1998, respectively. These lease commissions are included in other assets and amortized over the terms of the respective leases.

Note C - Mortgage Notes Payable

Pursuant to lender agreements the maturity dates of the mortgage notes were extended until May 10, 2000. The agreements further provide that, from and after October 10, 1998 through May 10, 2000, the mortgage notes accrue interest at a fixed rate per annum of seven (7%) percent. Prior to the agreements, the stated interest rate of the mortgage notes was nine (9%) percent. The agreement further provides that, commencing with the June 1999 payment and continuing monthly through the May 2000 payment, the Partnership is allowed to pay fixed monthly payments based upon 7 1/2% per annum of the principal debt. The principal balance bears interest at the rate of 7% per annum, and the excess payment is a principal reduction. The agreements further provide that the lender, upon fifteen (15) days prior written notice to the Managing General Partner, shall have the right to accelerate repayment of the mortgage notes in full and demand the Partnership repay the mortgage notes in full, with or without cause and regardless of whether an event of default should exist or not. The mortgages require a balloon payment at maturity for the remaining principal balance. These notes are all cross-collateralized and cross-defaulted. The mortgage notes payable are nonrecourse and are secured by the properties and by a pledge of revenues from the respective properties. Under an agreement with the Lender, after payment of a management fee and operating expenses, the net operating income is deposited into joint account with the Lender and the Partnership. As of September 30, 1999 approximately $523,000 was held in the joint account pursuant to the agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999, and September 30, 1998:


                                                      Average
                                                     Occupancy
                                              1999                1998
                                              ----                ----
Hitchcock Plaza,                               99%                91%
 Aiken, South Carolina

Whitehorse Plaza,                              17%                99%
 Greenville, South Carolina

Georgetown Landing,                           100%                98%
 Georgetown, South Carolina

All but approximately 1,200 square feet of Hitchcock Plaza has been leased and the Managing General Partner is currently negotiating on this space. One of the anchor tenants, Kroger Company, has performed a major upfit of its space, and likewise, K-Mart modified its store to a Big-K and reconfigured its current space.

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

As noted in the Partnership's Form 10-QSB for the period ended June 30, 1999, the Managing General Partner and the lender holding the debt on the Partnership properties had entered into an agreement whereby the Partnership was not obligated to pay the full monthly payment obligation for each property, but interest only at the rate of 7% annum and certain escrow deposits. The lender and the Managing General Partner have agreed to a similar arrangement through and including May 10, 2000. Basically, the Partnership is making fixed monthly payments which represent interest on the principal debt at the rate of 7% annum, a moderate principal reduction and an escrow deposit for taxes and insurance. After payment of a management fee and operating expenses, the net operating income is deposited into a joint account with the lender and the Partnership. As of September 30, 1999, $521,658 was held in the joint account pursuant to the agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to access the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect against increased expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At September 30, 1999, the Partnership held unrestricted cash of approximately $1,018,000 compared to approximately $480,000 at September 30, 1998. The net increase in cash for the nine months ended September 30, 1999, was approximately $538,000 compared to a net increase of approximately $3,000 for the nine months ended September 30, 1998. The net increase in cash is primarily due to the decrease in interest expense and operating expenses and to the increase in rental income discussed above as well as to the reduced principal payments.

No cash distributions were made during fiscal year 1998 or during the first nine months of 1999, and future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales, and the availability of cash reserves after restructuring the existing indebtedness.

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

The Partnership processes its records on computer hardware and software systems maintained by Hull/Storey Development, LLC ("Hull/Storey"), the management company retained by the General Partner of the Partnership. Hull/Storey has adopted a compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. Hull/Storey's compliance program includes an assessment of its hardware and software computer systems and embedded systems.

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


                              BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                              By: Brunner Management Limited Partnership Its General Partner

                              By:     104 Management, Inc.
                                      Its Managing General Partner

                              By:     /s/ James M. Hull
                                      -----------------------------
                                      James M. Hull
                                      President and Director

                              By:     /s/ Deborah Mosley
                                      -----------------------------
                                      Deborah Mosley
                                      Chief Accounting Officer



                              Date:   November 11, 1999