Form 10KSB40
period 1999-12-31
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 2000-04-14
CIK 830737

                    Form 10-KSB-Annual or Transitional Report
                           Under Section 13 or 15 (d)
                                   Form 10-KSB


              (Mark one)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                            For the fiscal year ended December 31, 1999

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        Commission file number 33-20527

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

Delaware
(State or other jurisdiction of                                   31-1234157
incorporation or organization)                                  (IRS Employer
                                                             Identification No.)
3632 Wheeler Road, Suite 2
P.0. Box 204227
Augusta, Georgia                                                 30917-4227
(Address of principal executive offices)                          (Zip Code)


                    Issuer's telephone number (706) 863-2222
         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                      ----
         Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[X]

State issuer's revenues for its most recent fiscal year: $2,559,000

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

There have been, and it is possible there may be, other federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth the Partnership's investments in properties:

        Property                       Purchase          Type of Ownership                 Use
-----------------------------          --------        -------------------------       -------------
Hitchcock Plaza                         7/12/88        Fee ownership, subject          Retail Center
  Aiken, South Carolina                                to first mortgage                233,000sf
White Horse Plaza                       7/12/88        Fee ownership, subject to       Retail Center
  Greenville, South Carolina                           to first mortgage                166,000 sf
Georgetown Landing                      7/12/88        Fee ownership, subject          Retail Center
  Georgetown, South Carolina                           to first mortgage                50,000 sf

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

Two major anchor tenants at White Horse Plaza have vacated their space.
Wal-Mart Stores ("Wal-Mart") continues to honor its lease obligation.
Winn-Dixie Charlotte, Inc ("Winn-Dixie") has ceased to pay. The Company is pursuing legal action against Winn-Dixie as further described in Item 3 -- Legal Proceedings.

SCHEDULE OF PROPERTIES (IN THOUSANDS)

                       Gross
                     Carrying        Accumulated      Useful        Method          Federal
      Property         Value        Depreciation      Life                         Tax Basis
----------------     --------       ------------    ----------      ------         ---------
Hitchcock Plaza       $ 14,219        $ 4,544       5-31.5 yrs       S/L            $14,200
White Horse
   Plaza                 8,782          2,523       5-31.5 yrs       S/L              8,845
Georgetown
   Landing               2,158            638         31.5 yrs       S/L              2,136
                       -------        -------                                       -------
                       $25,159        $ 7,705                                       $25,181
                       =======        =======                                       =======

See "Note A" of the Notes to Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGE NOTES (IN THOUSANDS):

                   Principal balance     Stated                                         Principal Due
                    At December 31,     Interest        Period         Maturity         At Maturity
  Property               1999           Rate (1)       Amortized       Date (1)             (2)
---------------    -----------------    --------       ---------       --------         -------------
Hitchcock
   Plaza               $10,004             7%            38 yrs         5/2000            $ 9,981
White Horse
    Plaza                6,337             7%            38 yrs         5/2000              6,322
Georgetown
    Landing              1,406             7%            38 yrs         5/2000              1,403
                       -------                                                            -------
Total                  $17,747                                                            $17,706
                       =======                                                            =======

(1) On December 29, 1999, the Partnership and, New York Life Insurance Company (the "Lender") entered into a Loan Modification Agreement, effective May 10, 1999, to extend the maturity dates of the mortgage notes to May 10, 2000. During the extension period, the mortgage notes bear interest at the rate of 7% per annum and the Partnership is required to make monthly payments of principal, interest and escrow of $131,261. Additionally, the Partnership is required to make quarterly payments of net cash flow, as defined, into a separate escrow account controlled jointly by the Lender and Partnership. See "Liquidity and Capital Resources" below.

(2) The mortgages require a balloon payment at maturity for the remaining principal balance. These notes are cross-collateralized and cross-defaulted and are secured by the properties and by a pledge of revenues from the respective properties.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                Average Annual
                                 Rental Rates                            Average Annual
                              (per square foot)                             Occupancy
                          ------------------------               ---------------------------
                           1999              1998                 1999                 1998
                          ------           -------               ------               ------
Hitchcock Plaza           $ 5.68           $  5.69                 92%                  91%
White Horse Plaza           5.21              5.64                 42%                  98%
Georgetown Landing          4.81              4.80                100%                  94%

Rental rates per square foot are based on rental income only. Average annual occupancy is based on physical occupancy and does not include tenants which have vacated space but continue to pay rent.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other retail centers in the area. The Managing General Partner believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations for the years 2000-2012:

      Hitchcock              Number of                                  Annual Rent          % of Gross
        Plaza               Expirations          Square Feet          (in thousands)         Annual Rent
        -----               -----------          -----------          -------------          -----------
         2000                    4                 42,200                  220                  16.29%
         2001                    1                  1,000                   11                    .85%
         2002                    6                  9,500                  121                   8.95%
         2003                    4                  6,800                   74                   5.47%
         2004                    2                  6,000                   57                   4.22%
         2005                    1                 15,975                   66                   4.89%
         2006                    0                      0                    0                  00.00%
         2007                    1                 42,296                  343                  25.39%
         2008                    0                      0                    0                  00.00%
         2009                    1                  4,000                   44                   3.26%
      2010-2011                  0                      0                    0                  00.00%
         2012                    2                 90,139                  414                  30.68%


      White Horse            Number of                                  Annual Rent       % of Gross Annual
         Plaza              Expirations          Square Feet           (in thousands)            Rent
      -----------           ----------          -----------           --------------      ------------------
         2000                   6                 22,980                    128                 16.55%
         2001                   1                  3,200                     32                  4.14%
         2002                   2                  2,950                     39                  5.02%
         2003                   0                      0                      0                  0.00%
         2004                   2                  3,750                     43                  5.56%
         2005                   2                      0                      0                  0.00%
         2006                   2                117,844                    532                 68.73%


      Georgetown              Number of                                 Annual Rent       % of Gross Annual
       Landing               Expirations           Square Feet         (in thousands)            Rent
      ----------             -----------           -----------         --------------     -----------------
         2000                    1                   1,200                   11                  4.53%
         2001                    0                       0                    0                  0.00%
         2002                    2                   2,400                   24                 10.02%
         2003                    3                   6,120                   46                 19.17%
         2004                    0                       0                    0                  0.00%
         2005                    0                       0                    0                  0.00%
         2006                    1                  39,824                  158                 66.28%

The following schedule presents information on tenants occupying 10% or more of the leasable square feet for each property:

                           Nature of                Square footage            Annual rent             Lease
                            Business                    Leased              Per Square foot         Expiration
                            --------                    ------              ---------------         ----------

Hitchcock Plaza          Grocery store                  49,296                 $ 6.95                 2/28/07
---------------
                         Discount store                 86,479                   4.16                 6/30/12
                         Clothing store                 35,000                   4.04                 8/31/00

White Horse Plaza        Discount store                 81,922                   3.64                10/31/06
-----------------
                         Grocery store                  35,922                   6.50                11/05/06

Georgetown Landing       Grocery store                  39,824                   3.97                11/22/06
------------------

Both major anchor tenants at Whitehorse Plaza, Wal-Mart and Winn-Dixie, have vacated their space. Wal-Mart is currently honoring its lease obligation. Winn-Dixie ceased paying rent in June of 1999. The Partnership has taken legal action against Winn-Dixie to enforce its lease. The Wal-Mart and Winn-Dixie leases both expire in 2006. See Item 3 -- Legal Proceedings.

SCHEDULE OF REAL ESTATE TAXES (IN THOUSANDS) AND RATES:

1999 real estate taxes paid directly by the Partnership for 1999, which are included in expenses and in income to the extent reimbursed by tenants, were as follows:

                              1999 Taxes                1999 Rate
                              ----------                ---------
Hitchcock Plaza                  $93                      1.99%
White Horse Plaza                 76                      1.58%
Georgetown Landing                37                      1.96%

For 1999 the partnership paid 80% of the White Horse Plaza property taxes and filed an appeal for reduction of the assessed valuation. The appeals were favorably settled in 2000.

Three tenants are responsible for payment of their real estate taxes directly to the taxing authorities. These amounts are not included in Partnership income or expenses. Real estate taxes paid directly by tenants in 1999 were as follows:

                               1999 Taxes                1999 Rate
                               ----------                ---------
Hitchcock Plaza                   $60                      1.99%
White Horse Plaza                  49                      1.58%
Georgetown Landing                 -                         -

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is presently involved in litigation in the state courts of Georgia and South Carolina with Winn-Dixie concerning collection of past due and future rent under Winn-Dixie's lease at Whitehorse Plaza. Winn-Dixie vacated the property and in June 1999 discontinued paying rent as called for in its lease agreement. Management believes that Winn-Dixie's lease obligation, which extends through August 2006, is enforceable. Rental income in future periods will be substantially less than 1999 until this space is re-leased.

The partnership has set up an allowance for uncollectable rent for the past due Winn-Dixie rent. At December 31, 1999, the allowance related to Winn-Dixie was $107,018. For future periods, the allowance will increase by $19,458 per month until this matter is resolved.

South Carolina Action

Winn-Dixie Charlotte Inc. (formerly Winn-Dixie Greenville, Inc.) Plaintiff vs. Brunner Companies Income Properties, L.P. I, Defendant, In the Court of Common Pleas, State of South Carolina, County of Greenville, C.A. No 99-CP-23-2229.

Georgia Action

Brunner Companies Income Properties, L.P. I, Plaintiff vs. Winn-Dixie Charlotte, Inc., Defendant, In the Civil Court for the County of Richmond, State of Georgia, Civil Action File Nos. 286198, 285861, 286142, 286075, 286020, 275765,
285917.

The Managing General Partner is aware of no additional significant pending or outstanding litigation that would have a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1999, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1999, the number of holders of record of Limited Partnership Units and Subordinated Interest Units was 429 and one, respectively. Neither the Limited Partnership Units nor the Subordinated Interest Units are traded on any established public trading market, and it is not anticipated that such a market will develop in the future. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

No cash distributions were paid during 1999 or 1998. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making cash distributions during 2000.

In March of 2000 the Company received notice that a tender offer from an outside party to purchase Limited Partnership Units had been offered to the Unitholders. The Partnership responded that it remained neutral and had no recommendation concerning this matter.

Item 6. Management's Discussion and Analysis or Plan of Operations

Results of Operations  - 1999 vs. 1998

The Partnership realized a net loss of $65,000 in 1999 compared to $80,000 for 1998. Rental income declined 11% in 1999 as compared to 1998. Total expenses decreased 10%. The decline in rental income was due to a charge of $233,000 to the allowance for uncollectable receivables and increased vacancies at Whitehorse Plaza. The decrease in expenses is primarily due to an increase in operating expenses of $62,000 offset by a reduction in interest expense of $343,000. Interest expense decreased due to a loan modification agreement negotiated by management in December 1998, which reduced the interest rate of the Partnership's three mortgage notes payable from 9% to 7% beginning October 10, 1998 through May 10, 1999. This agreement was subsequently extended to May 10, 2000.

Rental income includes all rent and reimbursements from tenants including taxes and common area maintenance costs less any charges for uncollectable receivables. Common area maintenance costs are included as operating expenses.

During 1999 Georgetown Landing and Hitchcock Plaza had average annual occupancy rates of 100% and 92%, respectively. Whitehorse Plaza had an average annual occupancy rate of 43%. An anchor tenant of White Horse Plaza, Wal-Mart, vacated its 81,922 feet in January 1999 and moved across the street into a newer center. Wal-Mart continues to pay its monthly rent as required by its lease. However, in June 1999, the remaining anchor tenant in Whitehorse Plaza, Winn Dixie, vacated its space and ceased paying rent. See Item 3. LEGAL PROCEEDINGS.

Lack of an anchor tenant will significantly impact the ability of Whitehorse Plaza to attract and keep new tenants. Several of the remaining Whitehorse Plaza tenants' monthly rentals have been reduced and converted to calculating rent based on a percentage of sales, per clauses in their leases, due to the departure of the anchor tenant. The vacancy rate at Whitehorse Plaza remains high and is not expected to improve until a new anchor tenant is located. For 2000, legal fees are expected to increase significantly as the Partnership pursues collections from the Whitehorse Plaza past due tenants.

Also, during 1999, the Partnership received $52,781 of override percentage of sales rent from Wal-Mart based on 1998 sales, which will not recur in future periods since Wal-Mart has vacated its space.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels, and protecting the partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high occupancy level. However due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

The Partnership is highly leveraged and is in default on its original loan agreements with the Lender. All three loans are cross-collateralized and cross-defaulted. No cash flow is available for other than usual and routine partnership operating expenses without the express permission of the Lender.

Under the covenants of its agreements with the Lender, within fifteen (15) days following the end of each calendar quarter, the Partnership is required to deposit all 'Net Cash Flow', as defined, into an account at a commercial bank controlled jointly by the lender and Partnership, (the "Escrow Account") and to submit written quarterly reports to the Lender, certified as to correctness by an officer of the Partnership. Escrow Account funds are to be paid only for tenant improvements, leasing commissions, capital improvements and/or debt service shortfall as approved by the lender. Under the Partnership's loan covenants, escrow cash is restricted and not available for payment to the General or Limited Partners. Escrow Account cash at December 31, 1999 was $561,000.

The Partnership held cash of $426,000 at December 31, 1999 as compared to $480,000 at December 31, 1998. The Company's three mortgage loans mature in full on May 20, 2000. The Lender may call the mortgage notes payable for full repayment upon 15 days notice at any time. Should the Lender and the Partnership not agree to a loan extension agreement, then the Partnership would be forced to seek additional capital, sell assets, liquidate or surrender its properties to the lender. There can be no assurance that debt restructuring will continue to occur or that management will be able to raise sufficient additional capital that will allow the Partnership to continue its operations in its present form. Negotiations concerning restructuring the debt of the three properties may also be influenced by changes in market interest rates and other factors outside the control of management.

On December 29, 1999, effective May 10, 1999, the Partnership entered into a loan modification agreement with the Lender to extend the maturity date of its existing three loans to May 10, 2000 with interest accruing at 7%. Monthly payments of principal and interest totaling $111,240 and monthly escrow payments of $20,021 for a total of $131,261 are required under the agreement.

No cash distributions were made in 1999 or 1998. At present no future distributions are expected.

Year 2000

The Partnership processes its records on computer hardware systems maintained by Hull/Storey Development, LLC ("Hull/Storey"), the management company retained by the General Partner of the partnership. The systems used by Hull/Storey are Year 2000 compliant. The Company experienced no Year 2000 related problems.

Other

Certain items discussed in this annual report may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual performance or achievements of the Partnership to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which such statement is based.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Partners
BRUNNER COMPANIES INCOME PROPERTIES L.P. I

         We have audited the accompanying balance sheets of BRUNNER COMPANIES INCOME PROPERTIES L.P. I (the Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRUNNER COMPANIES INCOME PROPERTIES L.P. I as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note I to the financial statements, the Partnership's mortgage notes payable matured in October of 1998. The Partnership received an initial extension from its lenders which expired May, 1999. On December 29, 1999, the Partnership and its lenders entered into a loan modification agreement extending the maturity date to May 2000. The Partnership's continued ability to operate is dependent on its ability to either restructure its existing debt or raise additional capital.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Augusta, Georgia
March 16, 2000

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT UNIT DATA)
                                DECEMBER 31, 1999


ASSETS
       Cash and cash equivalents                                          $     426
       Accounts receivable - net and deposits                                   150
       Restricted cash in escrow                                                561
       Other assets                                                              66
       Investment properties - net                                           17,454
                                                                           --------

                                                                          $  18,657
                                                                          =========


LIABILITIES
       Accounts payable and accrued expenses                              $     127
       Tenant security deposits payable                                          19
       Mortgage notes payable                                                17,747
                                                                          ---------
                                                                             17,893
PARTNERS' CAPITAL (DEFICIT)
       General partner's                                $   (30)
       Class A limited partners' - 552,000 units
             issued and outstanding                         545
       Class B limited partners' - 61,333 units
             issued and outstanding                         249                 764
                                                       --------           ---------

                                                                          $  18,657
                                                                          =========



The accompanying notes are an integral part of these financial statements.

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT UNIT DATA)




                                                         FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                      -----------------------
                                                        1999            1998
                                                      -------         -------
REVENUE
      Rental income                                   $ 2,507         $ 2,832
      Other income                                         52              10
                                                      -------         -------

                                                        2,559           2,842
                                                      -------         -------

EXPENSES
      Operating                                           424             362
      General and administrative                           96             105
      Depreciation                                        672             667
      Interest                                          1,245           1,588
      Property taxes                                      187             200
                                                      -------         -------

                                                        2,624           2,922
                                                      -------         -------

NET LOSS FROM OPERATIONS                              $   (65)        $   (80)
                                                      =======         =======


Net loss allocated to general partner (1%)            $    (1)        $    (1)

Net loss allocated to Class A limited partners
     (89.1%)                                              (58)            (71)
Net loss allocated to Class B limited partners
     (9.9%)                                                (6)             (8)
                                                      -------         -------

                                                      $   (65)        $   (80)
                                                      =======         =======

Net loss per limited partnership unit                 $  (.11)        $  (.13)
                                                      =======         =======


The accompanying notes are an integral part of these financial statements.

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (IN THOUSANDS)



                                                      LIMITED PARTNERS
                                     GENERAL          -----------------
                                     PARTNER       CLASS A        CLASS B        TOTAL
                                     -------       -------        -------        -----

ORIGINAL CAPITAL
   CONTRIBUTIONS                      $  1         $ 5,520         $ 613         $ 6,134
                                      ====         =======         =====         =======

Partners' capital (deficit) at
   December 31, 1997                  $(28)        $   674         $ 263         $   909

Net loss for the year ended
   December 31, 1998                    (1)            (71)           (8)            (80)
                                      ----         -------         -----         -------

Partners' capital (deficit)
   December 31, 1998                   (29)            603           255             829

Net loss for the year ended
   December 31, 1999                    (1)            (58)           (6)            (65)
                                      ----         -------         -----         -------

PARTNERS' CAPITAL (DEFICIT)
   AT DECEMBER 31, 1999               $(30)        $   545         $ 249         $   764
                                      ====         =======         =====         =======


The accompanying notes are an integral part of these financial statements.

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        FOR THE YEARS ENDED
                                                                            DECEMBER 31,
                                                                      -----------------------
                                                                        1999            1998
                                                                      -------         -------

OPERATING ACTIVITIES
     Net loss                                                         $   (65)        $   (80)

     Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Depreciation                                                     672             667
         Change in deferred and accrued amounts
            Accounts receivable and deposits                              192              10
            Other assets                                                   22              76
            Accounts payable and accrued expenses                           9             (26)
            Accrued property taxes                                       (176)            (31)
            Tenant security deposits payable                               (1)              3
                                                                      -------         -------

             Net cash provided by operating activities                    653             619

INVESTING ACTIVITIES
    Purchase of property improvements and replacements                    (93)            (22)
    Net deposits to restricted escrows                                   (561)             --
                                                                      -------         -------

         Net cash used in investing activities                           (654)            (22)

FINANCING ACTIVITIES
     Payments on mortgage notes payable                                   (53)           (450)
                                                                      -------         -------

Net increase (decrease) in cash and cash equivalents                      (54)            147

Cash and cash equivalents at beginning of year                            480             333
                                                                      -------         -------

Cash and cash equivalents at end of year                              $   426         $   480
                                                                      =======         =======

Supplemental disclosure of cash flow information:
     Cash paid for interest                                           $ 1,245         $ 1,564
                                                                      =======         =======



The accompanying notes are an integral part of these financial statements.

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                         NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION
         Brunner Companies Income Properties L.P. I (the "Partnership") is a Delaware limited partnership formed on February 29, 1988 for the purpose of acquiring and operating the following retail centers:
         Hitchcock Plaza, in Aiken, South Carolina; White Horse Plaza, in Greenville, South Carolina; and Georgetown Landing, in Georgetown, South Carolina (collectively referred to as the "Retail Centers"). The seller of these Retail Centers was related to the then general partners of the Partnership.

         The Partnership's term of existence expires December 31, 2008, unless it is earlier dissolved and terminated pursuant to the provisions of the partnership agreement.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
         The Partnership records as an allowance for doubtful accounts 100% of receivables over ninety days old, 50% of receivables over sixty but less than ninety-one days old and 100% of receivables from former tenants. The Partnership's allowance for doubtful accounts for the years ended December 31, 1999 and 1998 was $322,000 and $28,000, respectively.

RESTRICTED CASH IN ESCROW
         The Partnership is required to make quarterly payments of net cash flow, as defined, into a separate escrow account controlled jointly by the lender and the Partnership. These funds are to be used only for tenant improvements, leasing commissions, capital improvements and/or debt service shortfall as approved by the lender.

LEASE COMMISSIONS
         Lease commissions are capitalized and are amortized by the straight-line method over the term of the applicable lease. Lease commissions of approximately $125,000, net of accumulated amortization of approximately $60,000, are included in other assets.

LOAN COSTS
         Loan costs are amortized on a straight-line basis over the terms of the respective loans. As of December 31, 1998, loan costs have been fully amortized.

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

                                                                    (Continued)

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

RECLASSIFICATIONS
         Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

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

         Fifth, to the General Partner until its original capital contribution is reduced to zero; and

         The balance, if any, 67.5% to the Class A Limited Partners, 7.5% to the Class B Limited Partners and 25% to the General Partner.

                                                                    (Continued)

         As of December 31, 1999, the Partnership had an undeclared distribution arrearage of approximately $4,637,000 or $8.40 per Class A unit and approximately $704,000 or $11.49 per Class B unit of the cumulative annual 10% cash returns.

NOTE C - MORTGAGE NOTES PAYABLE

         The principle terms of the mortgage notes payable are as follows (in thousands):

                              PRINCIPAL     MONTHLY
                              BALANCE AT    PAYMENT         STATED                        BALANCE DUE
                             DECEMBER 31,  (INTEREST    INTEREST RATE   MATURITY DATE         AT
  PROPERTY                       1999       ONLY) (1)        (1)            (1)           MATURITY(2)
---------------             ------------   ----------   -------------  --------------   --------------
Hitchcock Plaza                $10,004      $ 59             7%            5/00              $9,981

White Horse
  Plaza                          6,337        37             7%            5/00               6,322

Georgetown
  Landing                        1,406         8             7%            5/00               1,403
                               -------      ----                                             ------
      TOTAL                    $17,747      $104                                            $17,706
                               =======      ====                                             ======

(1) On December 29, 1999, the Partnership and the lender entered into a loan modification agreement, effective May 10, 1999 to extend the maturity dates of the mortgage notes to May 10, 2000. During the extension period, the mortgage notes bear interest at the rate of 7% per annum and the Partnership is required to make monthly payments of principal, interest and escrow of $131,261. Additionally, the Partnership is required to make quarterly payments of net cash flow, as defined, into a separate escrow account controlled jointly by the Lender and the Partnership.

(2) The mortgages require a balloon payment at maturity for the remaining principal balance. These notes are all cross-collateralized and cross-defaulted and are secured by the properties and by a pledge of revenues from the respective properties.

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

         The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1999, are as follows (in thousands):


                        2000                 $   2,018
                        2001                     2,006
                        2002                     1,877
                        2003                     1,731
                        2004                     1,608
                        Thereafter               5,399
                                             ---------
                                             $  14,639
                                             =========

         Five anchor tenants represent $11,701,000 of the above minimum future rentals under leases expiring 2006, 2007, and 2012.


NOTE E - MAJOR TENANTS

         Rent from tenants (excluding tenant reimbursements) representing at least 10% of rental income were as follows (in thousands):

                                          1999                      1998
                                   ---------------------     -------------------
                                   AMOUNT       PERCENT      AMOUNT      PERCENT
                                   ------      ---------     ------     --------
K-Mart Corporation                 $360           14%         $360        13%
Kroger                              343           14           343        12
Wal-Mart Stores, Inc.               298           12           298        11

NOTE F - INCOME TAXES

         The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

         The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except unit data):

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------
                                                          1999                    1998
                                                        --------                ---------
Net loss as reported                                    $   (65)                   $ (80)
Add (deduct):
         Depreciation differences                            38                       36
         Allowance for doubtful accounts                    322
         Unearned income                                      1                      (14)
         Miscellaneous                                      (13)                     (29)
                                                        -------                   ------

Federal taxable income (loss)                           $   283                    $ (29)
                                                        =======                   ======

Federal taxable income (loss) per
  limited partnership unit                              $   .46                   $ (.05)
                                                        =======                   ======

         The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

                 Net assets as reported                          $     764
                 Allowance for doubtful accounts                       322
                 Land and buildings
                                                                        21
                 Accumulated depreciation                              481
                 Syndication costs                                     667
                 Other                                                   9
                                                                 ---------
                 Net assets - Federal tax basis                  $   2,264
                                                                 =========


NOTE G - TRANSACTIONS WITH AFFILIATED PARTIES

         The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner in 1999 and 1998 (in thousands):

                                                                    (Continued)

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1999            1998
                                                              ----            ----
Property management fees (included in
      operating expenses)                                       87            $ 86

Reimbursement for services of affiliates
      (included in general and administrative
      expenses)                                                 31              46

Lease commissions for new leases (included in other
assets and amortized over the term of the leases)
                                                                47              37

NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)

                                      INITIAL COST
                                     TO PARTNERSHIP
                       ------------------------------------------

                                                                           NET COSTS (REMOVED)
                                                         BUILDINGS AND        CAPITALIZED
                                                        RELATED PERSONAL     SUBSEQUENT TO
    DESCRIPTION            ENCUMBRANCES        LAND         PROPERTY          ACQUISITION
---------------------     --------------     ---------  ---------------   ------------------
Hitchcock Plaza              $10,004          $1,797         $12,629             $(207)
Whitehorse Plaza               6,337           1,975           6,931              (124)
Georgetown
   Landing                     1,406             428           1,711                19
                             -------          ------         -------             -----
TOTALS                       $17,747          $4,200         $21,271             $(312)
                             =======          ======         =======             =====

                                                                    (Continued)

NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS), CONTINUED

                                        GROSS CARRYING VALUES
                                        AT DECEMBER 31, 1999
                   -------------------------------------------------------------

                                 BUILDINGS AND
                                   RELATED
                                   PERSONAL                        ACCUMULATED          DATE       DEPRECIABLE
  DESCRIPTION         LAND         PROPERTY          TOTAL        DEPRECIATION        ACQUIRED     LIFE-YEARS
-----------------  --------     --------------     ---------     --------------      ---------     ------------
Hitchcock
    Plaza          $ 1,756           $ 12,463       $ 14,219         $  4,544         7/12/88         5-31.5
Whitehorse
    Plaza            1,939              6,843          8,782            2,523         7/12/88         5-31.5
Georgetown
    Landing            428              1,730          2,158              638         7/12/88         5-31.5
                   -------          ---------       --------         --------
                   $ 4,123           $ 21,036       $ 25,159         $  7,705
                   =======          =========       ========         ========

         The managing General Partner has evaluated the properties as if they were a going concern and believes there is no impairment as of year end.

         Reconciliation of "Investment Properties and Accumulated
Depreciation":

                                                 FOR THE YEAR ENDED
                                                     DECEMBER 31,
                                            ---------------------------
                                             1999                1998
                                            -------             -------
INVESTMENT PROPERTIES

Balance at beginning of year                $25,066             $25,044
Property improvements                            93                  22
                                            -------             -------
Balance at end of year                      $25,159             $25,066
                                            =======             =======

ACCUMULATED DEPRECIATION

Balance at beginning of year                $ 7,033             $ 6,366
Additions charged to expense                    672                 667
                                            -------             -------
Balance at end of year                      $ 7,705             $ 7,033
                                            =======             =======

         The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is $25,181,000 and $25,088,000, respectively.
The accumulated depreciation balance for Federal income tax purposes at December 31, 1999 and 1998, is $7,225,000 and $6,591,000, respectively.

NOTE I - CONTINGENCIES, LITIGATION, AND GOING CONCERN

         During 1999, Wal-Mart, a major tenant at White Horse Plaza vacated the premises. Wal-Mart's lease, and resulting rental obligations under the lease, do not expire until October 31, 2006. The General Partner expects Wal-Mart to honor its obligations under its lease, however this vacancy may impact occupancy for the remainder of the property. Also during 1999, four additional tenants, leasing a total of 11,150 square feet in the property, or approximately 7% of the property's total square feet, terminated their leases and vacated the property. In addition, a tenant which leases 35,922 square feet, or approximately 22% of the property's total square feet, stopped honoring its contractual lease obligations, including payment of rent. The Managing General Partner intends to actively pursue the Partnership's legal remedies to require this tenant to comply with its contractual lease obligations. However, the Partnership has reserved uncollected past due rent from these former tenants.

         The cross-collateralized and cross-defaulted loans on Hitchcock Plaza, White Horse Plaza, and Georgetown Landing matured in October 1998. The Partnership received an initial extension from its lenders which expired May 1999. On December 29, 1999, the Partnership and lender entered into a loan modification agreement to extend the maturity dates of the mortgage notes to May 2000. During the extension period, the mortgage notes bear interest at the rate of 7% per annum and the Partnership is required to make monthly payments of principal, interest and escrow totaling $131,261. Additionally, the Partnership is required to make quarterly payments of net cash flow, as defined, into a separate escrow account controlled jointly by the Lender and Partnership. The Partnership's continued ability to operate is dependent on its ability to either restructure its existing debt or raise additional capital. To that end the managing General Partner is attempting to extend or modify the mortgage notes, negotiating alternative financing sources requiring additional capital infusions, and evaluating the Partnership's alternatives. However, there can be no assurance that debt restructuring will occur or additional capital will be raised in a manner that allows the Partnership to continue its operations in its present form.


NOTE J - SUBSEQUENT EVENT

         On March 1, 2000 MP FALCON FUND, LLC; MP VALUE FUND 6, LLC; PREVIOUSLY OWNED MORTGAGE PARTNERSHIP INCOME FUND, L.P.; ACCELERATED HIGH YIELD INSTITUTIONAL INVESTORS, LTD.; and MORAGA FUND 1, LLC collectively offered to purchase up to 220,800 Class A units of the Partnership upon the terms and subject to the conditions set forth in their offer filed with the Securities and Exchange Commission.

         The Partnership's Managing General Partner does not expect the offer to have a material effect on the Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Elliott, Davis & Company, L.L.P. regarding the 1999 and 1998 audits of the Partnership's financial statements.

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


Name                                Age                       Position
----                                ---                       --------
James M. Hull                        48                    President and Director

Wayne Grovenstein                    31                    Vice President and Secretary

Deborah Mosley                       46                    Chief Accounting Officer

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

Deborah Mosley has been the Chief Accounting Officer of the Managing General Partner since November 1998. Ms. Mosley joined Hull/Storey in June 1994 and has served as Hull/Storey's Chief Accounting Officer since that time.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation was paid by the Partnership to any director or officer of the Managing General Partner for the year ended December 31, 1999. The Partnership has no plans to pay any such remuneration to any director or officer of the Managing General Partner in the future. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions" below.

No direct form of compensation was paid by the Partnership to any director or officer of the Managing General Partner for the year ended December 31, 1999. The Partnership has no plans to pay any such remuneration to any director or officer of the Managing General Partner in the future. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions" below.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of February 29, 2000, there were 552,000 Class A Limited Partnership Units ("Units") and 61,333 units of Class B Limited Partnership Interest ("Subordinated Interest") issued and outstanding. The following table sets forth certain information, as of January 1, 2000, with respect to the ownership of Units and units of Subordinated Interest by: (i) any person or group who is known to the Partnership to be the beneficial owner of more than 5% of either the Units or units of Subordinated Interest; (ii) the directors and officers of the Managing General Partner, naming them; and (iii) the directors and officers of the Managing General Partner as a group.

                                                                                         Units of Subordinated
                                                               Units(1)                        Interest(1)
                                                               -----                           --------
                                                       Amount            Percent        Amount           Percent
                                                       ------            -------        ------           -------
BCIP I & III, LLC
   3632 Wheeler Road, Suite 2
   P. O. Box 204227                                    --                  --           61,333            100%
   Augusta, Georgia 30917-4227
All directors and officers of
   The Managing General Partner
   (3 persons) as a group                              --                  --               --             --

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner in 1999 and 1998 (in thousands):

                                                         1999          1998
                                                         ----          ----
Property management fees                                 $87           $86
Reimbursement for services of affiliates                  31            46

Additionally, the Partnership paid approximately $47,000 and $37,000 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's commercial properties during the years ended December 31, 1999 and 1998, respectively. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

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

(b) No reports on Form 8-K were filed during the fourth quarter of 1999.

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

                          BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                          A Delaware Limited Partnership

                              By: Brunner Management Limited Partnership
                                  Its General Partner

                              By: 104 Management, Inc.
                                  Its Managing General Partner

                              By:  /s/ James M. Hull
                                  ------------------------------------------
                                  James M. Hull
                                  President and Director

                              Date: April 14, 2000
                                   -----------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 /s/ James M. Hull         President and         Date:  April 14, 2000
---------------------------Director                   -------------------------
James M. Hull

 /s/ Deborah Mosley        Vice President and    Date:  April 14, 2000
---------------------------Chief Accounting           -------------------------
Deborah Mosley             Officer

                               INDEX OF EXHIBITS


Exhibit No.                Description
-----------                -----------

3.1                        Partnership Agreement of Brunner Companies Income Properties L.P. I (the"Partnership");
                           incorporated by reference to Exhibit 4.3 to Form 10-Q for the fiscal quarter ended
                           September 30, 1988.

3.2                        Certificate of Limited Partnership for the Partnership; incorporated by reference to
                           Exhibit 3.2 to Registration Statement No. 33-20527
                           on Form S-11.

4.1                        Form of Class A limited Partnership Interest Unit Certificate; incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 1 to Registration Statement No. 33-20527
                           on Form S-11.

4.2                        Form of Class B Limited Partnership Interest Unit Certificate; incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 1 to Registration Statement No. 33-20527 on
                           Form S-11.

10.1                       Purchase Agreement for Hitchcock Plaza; incorporated by reference to Exhibit 19.1 to Form
                           10-Q for the fiscal quarter ended September 30, 1988.

10.2                       Purchase Agreement for White Horse Plaza; incorporated by reference to Exhibit 19.2 to Form
                           10-Q for the fiscal quarter ended September 30, 1988.

10.3                       Purchase Agreement for Georgetown Landing; incorporated by reference to Exhibit 19.3 to Form
                           10-Q for the fiscal quarter ended September 30, 1988.

10.4                       Management Agreement for Hitchcock Plaza; incorporated by reference to Exhibit 19.4 to Form
                           10-Q for the fiscal quarter ended September 30, 1988.

10.5                       Management Agreement for White Horse Plaza; incorporated by reference to Exhibit 19.5 to Form
                           10-Q for the fiscal quarter ended September 30, 1988.

10.6                       Management Agreement for Georgetown Landing; incorporated by reference to Exhibit 19.6 to Form
                           10-Q for the fiscal quarter ended September 30, 1988.

10.7                       Promissory Note secured by Mortgage on Hitchcock Plaza, with New York Life Insurance Company, as Payee; incorporated by reference to Exhibit 19.7 to Form 10-Q for the fiscal quarter ended
                           September 30, 1988.

10.8                       Security Agreement relating to Hitchcock Plaza with  New York Life Insurance Company, as
                           Secured Party; incorporated by reference to Exhibit 19.8 to Form 10-Q for the fiscal quarter ended September 30, 1988.

10.9                       Assignment of Lessor's Interest in Lease(s) relating to Hitchcock Plaza with New York Life
                           Insurance Company, as Mortgagee/Assignee; incorporated by reference to Exhibit 19.9 to Form 10-Q for the fiscal quarter ended September 30, 1988.

10.10                      Hitchcock Plaza Mortgage with New York Life Insurance Company; incorporated by reference to
                           Exhibit 19.10 to Form 10-Q for the fiscal quarter ended September 30, 1988.

10.11                      Promissory Note secured by Mortgage on White Horse Plaza, with New York Life Insurance Company, as Payee; incorporated by reference to Exhibit 19.11  to Form 10-Q for the fiscal quarter ended
                           September 30, 1988.

10.12                      Security Agreement relating to White Horse Plaza with New York Life Insurance Company, as Secured
                           Party; incorporated by reference to Exhibit 19.12 to Form 10-Q for the fiscal quarter ended
                           September 30, 1988.

10.13                      Assignment of Lessor's Interest in Lease(s) relating to White Horse Plaza with New York Life
                           Insurance Company, as Mortgagee/Assignee; incorporated by reference to Exhibit 19.13 to Form
                           10-Q for the fiscal quarter ended September 30, 1988.

10.14                      White Horse Plaza Mortgage with New York Life Insurance Company; incorporated by reference to
                           Exhibit 19.14 to Form 10-Q for the fiscal quarter ended September 30, 1988.

10.15                      Promissory Note secured by Mortgage on Georgetown Landing, with New York Life Insurance Company, as Payee; incorporated

                           by reference to Exhibit 19.15 to Form 10-Q for the fiscal quarter ended September 30, 1988.

10.16                      Assignment of Lessor's Interest in Lease(s) relating to Georgetown Landing with New York
                           Life Insurance Company, as Mortgagee/Assignee; incorporated by reference to Exhibit 19.16 to Form 10-Q for the fiscal quarter ended September 30, 1988.

10.17                      Security Agreement relating to Georgetown Landing with New York Life Insurance Company, as
                           Secured Party; incorporated by reference to Exhibit 19.17 to Form 10-Q for the fiscal quarter ended September 30, 1988.

10.18                      Georgetown Landing Mortgage with New York Life Insurance Company; incorporated by reference to Exhibit 19.18 to Form 10-Q for the fiscal quarter ended September 30, 1988.

10.19                      Commitment letter between New York Life Insurance Company and MBB Development Associates;
                           incorporated by reference to Exhibit 10.7 to Registration Statement No. 33-20527 on Form S-11.

10.20                      Commitment letter between New York Life Insurance Company and Dayton & Associates VII;
                           incorporated by reference to Exhibit 10.8 to Registration Statement No. 33-20527 on Form S-11.

10.21                      Commitment letter between New York Life Insurance Company and Dayton & Associates VII;
                           incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-20527 on Form S-11.

10.22                      Hitchcock Center Lease with Goody's Family Clothing, Inc.; incorporated by reference to Exhibit
                           10.10 to Pre-effective Amendment No. 1 to Registration Statement No. 33-20527 on Form S-11.

10.23                      Hitchcock Center Lease with Franchise Enterprises, Inc.; incorporated by reference to Exhibit
                           10.11 to Pre-effective Amendment No. 1 to Registration Statement No. 33-20527 on Form S-11.

10.24                      Hitchcock Center Lease with Key Wholesale Corporation; incorporated by reference to Exhibit
                           10.12 to Pre-effective Amendment No. 1 to Registration Statement No. 33-20527 on Form S-11.

10.25                      Side Agreement Regarding Rent Guarantee between MBB Development Associates and the Partnership;
                           incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31,
                           1988.

10.26                      Release and Termination of Lease between the Partnership and Key Wholesalers of Columbia, Inc.;
                           incorporated by reference to Exhibit 19.1 to Form 10-Q for the fiscal quarter ended June 30, 1989.

10.27                      Hitchcock Center Lease between the Partnership and Southco, Inc.; incorporated by reference to Exhibit 19.2 to Form 10-Q for the fiscal quarter ended June 30, 1989.

10.28                      Construction Agreement between the Partnership and Gillam & Associates, Inc. regarding Southco renovations; incorporated by reference to Exhibit 19.3 to Form 10-Q for fiscal quarter ended
                           June 30, 1989.

10.29                      Agreement between the Partnership and MBB Development Associates regarding Southco renovations;
                           incorporated by reference to Exhibit 19.4 to Form 10-Q for the fiscal quarter ended June 30, 1989.

10.30                      Hitchcock Center Lease with The Kroger Company; incorporated by reference to Exhibit 10.13 to
                           Pre-effective Amendment No. 1 to Registration Statement No. 33-20527 on Form S-11.

10.31                      Hitchcock Center Lease with K-Mart Corporation; incorporated by reference to Exhibit 10.14 to
                           Pre-effective Amendment No. 1 to Registration Statement No. 33-20527 on Form S-11.

10.32                      White Horse Plaza Lease with Wal-Mart Stores, Inc.; incorporated by reference to Exhibit 10.19 to Pre-effective Amendment No. 1 to Registration Statement No. 33-20527 on Form S-11.

10.33                      Amendment to Wal-Mart lease with White Horse Plaza; incorporated by reference to Exhibit 19.1 to Form 10-Q for fiscal quarter ended September 30, 1989.

10.34                      Second Amendment to Wal-Mart lease with White Horse  Plaza; incorporated by reference to
                           Exhibit 19.2 to Form 10-Q for fiscal quarter ended September 30, 1989.

10.35                      White Horse Plaza Lease with Winn-Dixie Greenville, Inc.; incorporated by reference to
                           Exhibit 10.20 to Pre-effective Amendment No. 1 to Registration Statement No. 33-20527
                           on Form S-11.

10.36                      Georgetown Landing Transfer and Assignment of Lease with Rhonda and Leon Detzler;
                           incorporated by reference to Exhibit 10.24 to Pre-effective Amendment No. 1 to
                           Registration Statement No. 33-20527 on Form S-11.

10.37                      Georgetown Landing Lease with Food Lion, Inc.; incorporated by reference to Exhibit
                           10.25 to Pre-effective Amendment No. 1 to Registration Statement No. 33-20527 on Form
                           S-11.

10.38                      Letter Agreement dated January 14, 1991, amending the Georgetown  Landing Lease with
                           Coast-to-Coast incorporated by reference to Exhibit 10.38 to Form 10-K as of fiscal year end December 31, 1990.

10.39                      Advisory Agreement made as of September 1, 1991 between Brunner Companies Income Properties
                           L.P. I and Insignia GP Corporation and Insignia Financial Group, Inc. incorporated by reference to Exhibit 19.1 to Form 10-Q for the fiscal quarter ended September 30, 1991.

10.40                      First Amendment to Advisory Agreement changing effective date from September 1, 1991 to
                           October 1, 1991 incorporated by reference to Exhibit 19.2 to Form 10-Q for the fiscal quarter ended September 30, 1991.

10.41                      Management Agreement for Georgetown Landing made as of December 1, 1991 between Brunner
                           Companies Income Properties L.P. and Insignia Management Group, L.P. Incorporated by
                           reference to Exhibit 10.41 to Form 10-K as of fiscal year end December 31, 1991.

10.42                      Management Agreement for White Horse Plaza made as of December 1, 1991 between Brunner
                           Companies Income Properties L.P. I and Insignia Management Group, L.P. Incorporated by
                           reference to Exhibit 10.42 to Form 10-K as of fiscal year end December 31, 1991.

10.43                      Hitchcock Center Lease with Consolidated Stores Corporation incorporated by reference to Exhibit 10.43 to Form 10-K as of fiscal year end  December 31, 1991.

10.44                      Transfer Agent Agreement between Brunner Companies Income Properties L.P. I and Insignia
                           GP Corporation incorporated by reference to Exhibit 10.44 to Form 10-K as of fiscal year end December 31, 1991.

10.45                      Letter Agreement amending Georgetown Landing Lease with Coast-to- Coast incorporated by reference to Exhibit 10.45 to Form 10-K as of fiscal year end December 31, 1991.

10.46                      Closing Agreement dated October 16, 1992 showing the acquisition of a majority of the outstanding stock of 104 Management, Inc. by IBGP, Inc. incorporated by reference to
                           Exhibit 2 to Form 8-K dated March 5, 1993.

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

10.50                      Modification Agreement relating to Hitchcock Plaza with New York Life Insurance Company, as Secured Party; incorporated by


                           reference to Exhibit 10.50 to Form 10-KSB for the fiscal year ended December 31, 1998.

10.51                      Modification Agreement relating to White Horse Plaza with New York Life Insurance
                           Company, as Secured Party; incorporated by reference to Exhibit 10.51 to Form 10-KSB for the fiscal year ended December 31, 1998.

10.52                      Modification Agreement relating to Georgetown Plaza with New York Life Insurance
                           Company, as Secured Party; incorporated by reference to Exhibit 10.52 to Form 10-KSB for the fiscal year ended December 31, 1998.

10.53                      Loan Modification Agreement dated December 29, 1999 relating to Hitchcock Plaza with New
                           York Life Insurance Company, as Secured Party.

10.54                      Loan Modification Agreement dated December 29, 1999 relating to White Horse Plaza with
                           New York Life Insurance Company, as Secured Party.

10.55                      Loan Modification Agreement dated December 29, 1999 relating to Georgetown Plaza with
                           New York Life Insurance Company, as Secured Party.

27.1                       Financial Data Schedule. (for SEC use only)