Form 10QSB
period 2000-03-31
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 2000-05-15
CIK 830737

                                 FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                 (706) 863-2222
              (Registrant's telephone number, including area code)

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

         Title                                         Outstanding as of
         Class A Units 552,000                         April 30, 2000
         Class B Units 61,333

                          PART I - FINANCIAL STATEMENTS


ITEM 1.    FINANCIAL STATEMENTS


                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                                 BALANCE SHEETS
                        (in thousands, except unit data)

                                                                            March 31,                   December 31,
                                                                          -------------                 ------------
                                                                               2000                        1999
                                                                               ----                        ----
                                                                            Unaudited                     Audited
                                                                          -------------                 ------------
ASSETS
   Cash and cash equivalents                                              $         435                  $       426
   Accounts receivable - net                                                         45                           92
   Restricted cash in escrow                                                        642                          561
   Other assets                                                                     173                          124
   Investment properties - net                                                   17,362                       17,454
                                                                          -------------                  -----------

Total Assets                                                              $      18,657                  $    18,657
                                                                          =============                  ===========

LIABILITIES
   Accounts payable and accrued expenses                                            205                          127
   Accrued property taxes                                                            53                           --
   Tenant security deposit liabilities                                               18                           19
   Mortgage notes payable                                                        17,724                       17,747
                                                                           ------------                  -----------

Total Liabilities                                                                18,000                       17,893

PARTNERS CAPITAL
    General partner's                                          $     (31)                      $   (30)
    Class A limited partners' - (552,000 units)                      450                           545
    Class B limited partners' - (61,333 units)                       238                           249
                                                               ---------                       -------

Total Partners' Capital                                                             657                          764
                                                                          -------------                  -----------

Total Liabilities and Partners' Capital                                   $      18,657                  $    18,657
                                                                          =============                  ===========


                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                                          Three Months Ended
                                                                         ---------------------
                                                                               March 31,
                                                                               ---------
                                                                          2000           1999
                                                                         ------         ------

Revenues:
   Rental income                                                         $  530         $  766
   Other income                                                               3              7
                                                                         ------         ------
      Total revenues                                                        533            773
                                                                         ------         ------

Expenses:
   Operating                                                                 58             70
   General and administrative                                                42             27
   Depreciation                                                             176            167
   Interest                                                                 311            311
   Property taxes                                                            53             44
                                                                         ------         ------
      Total expenses                                                        640            619
                                                                         ------         ------

Net (loss) income                                                        $ (107)        $  154
                                                                         ======         ======

Net (loss) income allocated to general partner (1%)
                                                                         $   (1)        $    2

Net (loss) income allocated to Class A limited
partners (89.1%)                                                            (95)           137

Net (loss) income allocated to Class B limited
partners (9.9%)                                                             (11)            15
                                                                         ------         ------
                                                                         $ (107)        $  154
                                                                         ======         ======

Net (loss) income per Class A limited
partnership unit                                                         $ (.17)        $  .25
                                                                         ======         ======


                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                                                                Limited Partners'
                                                                                -----------------
                                                              General
                                                              Partner       Class A        Class B         Total
                                                              -------       -------        -------        -------
Original capital contributions                                 $  1         $ 5,520         $ 613         $ 6,134
                                                               ====         =======         =====         =======

Partners' capital (deficit) at
   December 31, 1999                                           $(30)        $   545         $ 249         $   764

Net loss for the three months ended
   March 31, 2000                                                (1)            (95)          (11)           (107)
                                                               ----         -------         -----         -------

Partners' capital (deficit) at
   March 31, 2000                                              $(31)        $   450         $ 238         $   657
                                                               ====         =======         =====         =======



                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                      Three Months
                                                                                      ------------
                                                                                          Ended
                                                                                          -----
                                                                                        March 31,
                                                                                        ---------

                                                                                   2000          1999
                                                                                   -----         -----

Cash flows from operating activities:
   Net (loss) income                                                               $(107)        $ 154
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation                                                                      176           167
   Amortization of loan costs and leasing commissions                                  8            13
Change in accounts:
   Receivables and deposits                                                          105            59
   Other assets                                                                     (115)           22
   Accounts payable and accrued expenses                                              78             2
   Tenant security deposit liabilities                                                (1)           --
   Accrued property taxes                                                             53          (132)
                                                                                   -----         -----

         Net cash provided by operating activities:                                  197           285
                                                                                   -----         -----

Cash flows used in investing activities:
   Property improvements and replacements                                            (84)           --
   Net deposits to restricted escrows                                                (81)          (16)
                                                                                   -----         -----

         Net cash used in investing activities                                      (165)          (16)
                                                                                   -----         -----

Cash flows used in financing activities:
   Payments on mortgage notes payable                                                (23)           --
                                                                                   -----         -----

Net increase in cash and cash equivalents                                              9           269

Cash and cash equivalents at beginning of period                                     426           480
                                                                                   -----         -----

Cash and cash equivalents at end of period                                         $ 435         $ 749
                                                                                   =====         =====


Supplemental disclosure of cash flow information:
Cash paid for interest                                                             $ 310         $ 311
                                                                                   =====         =====


                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES, L.P. I
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Brunner Companies Income Properties L.P. I (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1999.

Certain reclassifications have been made to the 1999 information to conform to the 2000 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. All of the outstanding stock of the Managing General Partner is owned by BCIP I & III, LLC, an affiliate of Hull/Storey Development, LLC ("Hull/Storey"). The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the three months ended March 31, 2000 and 1999 (in thousands):

                                                                       2000             1999
                                                                       ----             ----
         Property management fees (included in
                  operating expenses)                                  $13              $22
         Reimbursement for services of affiliates
                  (included in general and administrative
                  expenses)                                            $ 8              $11

Additionally, the Partnership paid approximately $1,560 and $7,445 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's properties during the three months ended March 31, 2000 and 1999, respectively. These lease commissions are included in other assets and amortized over the terms of the respective leases.

Note C - Mortgage Notes Payable

On December 29, 1999, the Partnership and New York Life Insurance Company (the "Lender") entered into a Loan Modification Agreement, effective May 10, 1999, to extend the maturity dates of the mortgage notes to May 10, 2000. During the extension period, the mortgage notes bear interest at the rate of 7% per annum and the Partnership is required to make monthly payments of principal, interest and escrow of $131,261. Additionally, the Partnership is required to make quarterly payments of net cash flow, as defined, into a separate escrow account controlled jointly by the Lender and the Partnership. As of May 10, 2000 the Partnership has requested and expects to receive an additional one or two year extension of the maturity dates of the mortgage notes under the same terms and conditions as the previous extension and is continuing to make monthly payments of principal, interest and escrow of $131,261. However, the mortgages required a balloon payment at maturity for the remaining principal balance. These notes are cross-collateralized and cross-defaulted and are secured by the properties and by a pledge of revenues from the respective properties.

The Partnership's continued ability to operate is dependent on its ability to either restructure the terms of its existing debt or raise additional capital. To that end the Managing General Partner is presently attempting to extend or modify the mortgage notes. However, there can be no assurance that a debt restructuring or a renegotiation of terms will occur or that additional capital will be raised in a manner that will allow the Partnership to continue its operations in its present form.

Note D - Tender Offer to Purchase Units

On March 1, 2000 MP FALCON FUND, LLC; MP VALUE FUND 6, LLC; PREVIOUSLY OWNED MORTGAGE PARTNERSHIP INCOME FUND, L.P.; ACCELERATED HIGH YIELD INSTITUTIONAL INVESTORS, LTD.; and MORAGA FUND 1, LLC (the "Purchasers") collectively offered to purchase up to 220,800 Class A units of the Partnership upon the terms and subject to the conditions set forth in their offer filed with the Securities and Exchange Commission.

The Partnership's Managing General Partner does not expect the offer to have a material effect on the Partnership.

On April 10, 2000 the bidders reported on Schedule 14(d)(1) that the offer had terminated on March 31, 2000 and that a total of 166,773 Units were tendered. Upon such acquisition the Purchasers held an aggregate of approximately 194,323 Units, or approximately 35.2% of the total outstanding Units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999 based on actual physical square footage occupancy of the properties during the quarter:

                                                           Average
                                                          ---------
                                                          Occupancy
                                                          ---------
                                                   2000               1999
                                                   ----               ----

      Hitchcock Plaza,                              94%               93%
      Aiken, South Carolina

      Whitehorse Plaza,                             12%               98%
      Greenville, South Carolina

      Georgetown Landing,                          100%               94%
      Georgetown, South Carolina

The Partnership's net loss for the three months ended March 31, 2000, was $107,000 compared to net income of $154,000 for the corresponding period of 1999. The net loss is primarily due to a decrease in rental income due primarily to tenant vacancies at Whitehorse Plaza and an increase in the allowance for uncollectable rents by $126,000. The Partnership's accounting policy is to record as an allowance for doubtful accounts 100% of receivables over ninety days old, 50% of receivables over sixty but less than ninety-on days old and 100% of receivables from former tenants.

Two major tenants, Wal-Mart Stores and Winn-Dixie Stores, vacated their space at Whitehorse Plaza during 1999. Wal-Mart Stores continues to pay its lease obligations for 81,922 Square feet, although the space is vacant. The Partnership is presently in litigation with Winn-Dixie Stores to collect rent on its 35,922 square feet. Winn-Dixie has not paid since June 1999. Both the Wal-Mart and Winn-Dixie leases extend into 2006. The balance due from Winn-Dixie Stores at March 31, 2000 was $321,000, which, under the Partnership's policy as discussed above, has been reserved for at 100%. The Winn-Dixie Stores account receivable has been pledged as collateral for the Partnership's mortgage notes payable.

During the first quarter 2000 two new tenants, Burke's Outlet and CiCi's Pizza were added at Hitchcock Plaza. The Partnership paid $84,000 for tenant upfits for these two tenants, which is being amortized over the terms of the respective leases.

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

General and administrative fees increased by $15,000, which was primarily due to increased professsional fees for assistance in preparing the Partnership's required regulatory filings.

At March 31, 2000, the Partnership held unrestricted cash of approximately $435,000. No distributions were made in 2000 or 1999. Any future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales, and the availability of cash reserves after restructuring the existing indebtedness or renegotiating its terms. Presently no cash distributions are planned.

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

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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


                            BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                            By: Brunner Management Limited Partnership Its General Partner

                            By:     104 Management, Inc.
                                    Its Managing General Partner

                            By:     /s/ James M. Hull
                                    ---------------------------------------
                                    James M. Hull
                                    President and Director

                            By:     /s/ Deborah Mosley
                                    ---------------------------------------
                                    Deborah Mosley
                                    Chief Accounting Officer



                            Date:   May 15, 2000