Form 10QSB
period 2000-06-30
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 2000-08-14
CIK 830737

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

         Title
         Class A Units 552,000              Outstanding as of
         Class B Units 61,333               July 31, 2000

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                                 BALANCE SHEETS
                                 (in thousands)

                                                             June 30,            December 31,
                                                            ---------            ------------
                                                              2000                   1999
                                                            ---------            ------------
                                                            Unaudited               Audited
                                                            ---------            ------------

ASSETS
   Cash and cash equivalents                                 $   459                $   426
   Accounts receivable - net and deposits                         78                     92
   Restricted cash in escrow                                     681                    561
   Other assets                                                  224                    124
   Investment properties - net                                17,186                 17,454
                                                             -------                -------

Total Assets                                                 $18,628                $18,657
                                                             =======                =======

LIABILITIES
   Accounts payable and accrued expenses                         184                    127
   Accrued property taxes                                        112                     --
   Tenant security deposit liabilities                            19                     19
   Mortgage notes payable                                     17,693                 17,747
                                                             -------                -------

Total Liabilities                                             18,008                 17,893

PARTNERS' CAPITAL
    General partner's                                        $   (31)               $   (30)
    Class A limited partners' - (552,000 units)                  417                    545
    Class B limited partners' - (61,333 units)                   234                    249
                                                             -------                 ------

Total Partners' Capital                                          620                    764
                                                             -------                -------

Total Liabilities and Partners' Capital                      $18,628                $18,657
                                                             =======                =======

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                Three Months Ended   Six Months Ended
                                                ------------------   -----------------
                                                     June 30,             June 30,
                                                ------------------   -----------------
                                                 2000        1999     2000      1999
                                                ------      ------   -------    ------

Revenues:
   Rental income                                $  585      $  736   $ 1,115    $1,502
   Other income                                     33           6        36        13
                                                ------      ------   -------    ------

Total revenues                                     618         742     1,151     1,515
                                                ------      ------   -------    ------

Expenses:
   Operating                                        74          63       132       133
   General and administrative                       37          56        79        83
   Depreciation                                    176         167       352       334
   Interest                                        309         312       620       623
   Property taxes                                   59          44       112        88
                                                ------      ------   -------    ------

Total expenses                                     655         642     1,295     1,261
                                                ------      ------   -------    ------

Net (loss) income                               $  (37)     $  100   $  (144)   $  254
                                                ======      ======   =======    ======

Net (loss) income allocated to general
partner (1.0%)                                      --           1        (1)        3

Net (loss) income allocated to Class A
limited partners (89.1%)                           (33)         89      (128)      226

Net (loss) income allocated to Class B
limited partners (9.9%)                             (4)         10       (15)       25
                                                ------      ------   -------    ------

                                                $  (37)     $  100   $  (144)   $  254
                                                ======      ======   =======    ======

Net (loss) income per Class A limited
partnership units                               $ (.07)     $  .18   $  (.26)   $  .46
                                                ======      ======   =======    ======

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                                 (in thousands)

                                                       Limited Partners'
                                           -----------------------------------------

                                           General
                                           -------
                                           Partner    Class A    Class B     Total
                                           -------    --------   -------    --------

Original capital contributions              $    1    $  5,520    $  613    $  6,134
                                            ======    ========    ======    ========

Partners' capital (deficit) at
  December 31, 1999                         $  (30)   $    545    $  249    $    764

Net loss for the six months ended
  June 30, 2000                                 (1)       (128)      (15)       (144)
                                            ------    --------    ------    --------

Partners' capital (deficit) at
  June 30, 2000                             $  (31)   $    417    $  234    $    620
                                            ======    ========    ======    ========

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                            Six Months Ended
                                                                                June 30,
                                                                            ----------------
                                                                             2000      1999
                                                                            ------    ------

Cash flows from operating activities
   Net (loss) income                                                        $ (144)   $  254
Adjustments to reconcile net (loss) income to net cash
provided by operating activities
   Depreciation                                                                352       334
   Amortization of loan costs and leasing commissions                           15        14
Change in deferred and accrued amounts
   Accounts receivables and deposits                                            14        (4)
   Other assets                                                               (115)       17
   Accounts payable and accrued expenses                                        57        33
   Tenant security deposit liabilities                                          --        (2)
   Accrued property taxes                                                      112       (88)
                                                                            ------    ------

      Net cash provided by operating activities                                291       558
                                                                            ------    ------

Cash flows used in investing activities
   Property improvements and replacements                                      (84)       --
   Net deposits to restricted escrows                                         (120)      (32)
                                                                            ------    ------

      Net cash used in investing activities                                   (204)      (32)
                                                                            ------    ------

Cash flows used in financing activities
   Payments on mortgage notes payable                                          (54)       (8)
                                                                            ------    ------

Net increase in cash and cash equivalents                                       33       518

Cash and cash equivalents at beginning of period                               426       480
                                                                            ------    ------

Cash and cash equivalents at end of period                                  $  459    $  998
                                                                            ======    ======

Supplemental disclosure of cash flow information:
Cash paid for interest                                                      $  620    $  623
                                                                            ======    ======

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES, L.P. I
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Brunner Companies Income Properties L.P. I (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1999.

Certain reclassifications have been made to the 1999 information to conform to the 2000 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. All of the outstanding stock of the Managing General Partner is owned by BCIP I & III, LLC, an affiliate of Hull/Storey Development, LLC ("Hull/Storey"). The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the six months ended June 30, 2000 and 1999 (in thousands):

                                                                  2000             1999
                                                                  ----             ----
         Property management fees (included in
                  operating expenses)                              $33              $39
         Reimbursement for services of affiliates
                  (included in general and administrative
                  expenses)                                        $16              $24

Additionally, the Partnership paid approximately $2,760 and $20,557 to an affiliate of the Managing General Partner for lease commissions related to new and renewal leases at the Partnership's properties during the six months ended June 30, 2000 and 1999, respectively. These lease commissions are included in other assets and amortized over the terms of the respective leases.

Note C - Mortgage Notes Payable

In July of 2000, the Partnership and New York Life Insurance Company (the "Lender") entered into a Loan Modification Agreement, effective May 10, 2000, to extend the maturity dates of the mortgage notes to November 10, 2000. During the extension period, the mortgage notes bear interest at the rate of 7% per annum and the Partnership is required to make monthly payments of principal, interest and escrow of $131,261. The mortgages require a balloon payment at maturity for the remaining principal balance. These notes are cross-collateralized and cross-defaulted and are secured by the properties and by a pledge of revenues from the respective properties.

Under the Loan Modification Agreement, the Partnership is required to make quarterly payments of net cash flow, as defined, into a separate escrow account controlled jointly by the Lender and the Partnership. These escrow funds are to be only used for tenant improvements, leasing commissions, capital improvements and/or debt service shortfall as approved by the lender.

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

The Partnership's Managing General Partner does not expect the purchaser's acquisition to have a material effect on the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999 based on actual physical square footage occupancy of the properties during the quarter:

                                                           Average
                                                        -------------
                                                          Occupancy
                                                        -------------

                                                        2000     1999
                                                        ----     ----

                 Hitchcock Plaza,                        94%      91%
                 Aiken, South Carolina

                 Whitehorse Plaza,                       16%      17%
                 Greenville, South Carolina

                 Georgetown Landing,                    100%     100%
                 Georgetown, South Carolina

The Partnership's net loss for the six months ended June 30, 2000, was $144,000 compared to net income of $254,000 for the corresponding period of 1999. The net loss is primarily due to a decrease in rental income due primarily to tenant vacancies at Whitehorse Plaza and an increase in the allowance for uncollectable rents. The Partnership's accounting policy is to record as an allowance for doubtful accounts 100% of receivables over ninety days old, 50% of receivables over sixty but less than ninety-on days old and 100% of receivables from former tenants.

Whitehorse Plaza - Tenant Activity

Two major tenants, Wal-Mart Stores and Winn-Dixie Stores, vacated their space at Whitehorse Plaza during 1999. Wal-Mart Stores continues to pay its lease obligations for 81,922 Square feet, although the space is vacant. The Partnership is presently in litigation with Winn-Dixie Stores to collect rent on its 35,922 square feet, which remains vacant. Winn-Dixie has not paid rent or common area maintenance fees since June 1999. Both the Wal-Mart and Winn-Dixie leases extend into 2006. The balance due from Winn-Dixie Stores at June 30, 2000 was $300,000, which, under the Partnership's accounting policy as discussed above, has been fully reserved. The Winn-Dixie Stores account receivable has been pledged as collateral for the Partnership's mortgage notes payable.

First Family Financial Associates vacated 1,500 square feet at Whitehorse Plaza as of April 30, 2000 and paid a termination fee of $27,000, which was recorded as other income.

Hitchcock Plaza - Tenant Activity

During the first quarter of 2000 two new tenants, Burke's Outlet and CiCi's Pizza were added at Hitchcock Plaza. The Partnership paid $84,000 for tenant upfits for these two tenants, which is being amortized over the terms of the respective leases. In May of 2000, Pic-N-Pay shoe store vacated its 1,500 square feet at Hitchcock Plaza. In July of 2000 Goody's Family Clothing store gave notice that it would be vacating its 35,000 square feet at Hitchcock Plaza during the fourth quarter of 2000.

Georgetown Landing - Tenant Activity

Georgetown Landing remained 100% occupied during the second quarter of 2000. In June of 2000, The Medicine Shoppe, a drug store in Georgetown Landing, exercised a five-year renewal option to begin on November 1, 2000.

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

Total expenses increased $34,000, primarily due to increases in depreciation and property tax expense.

At June 30, 2000, the Partnership held unrestricted cash of approximately $498,000. No distributions were made in 2000 or 1999. Any future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales, and the availability of cash reserves after restructuring the existing indebtedness or renegotiating its terms. Presently no cash distributions are planned.

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

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

                           BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                           By: Brunner Management Limited Partnership Its General Partner

                           By:      104 Management, Inc.
                                    Its Managing General Partner

                           By:      /s/ James M. Hull
                                    --------------------------------------------
                                    James M. Hull
                                    President and Director

                           By:      /s/ Deborah Mosley
                                    --------------------------------------------
                                    Deborah Mosley
                                    Chief Accounting Officer

                           Date:    August 14, 2000