Form 10QSB
period 2000-09-30
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 2000-11-14
CIK 830737

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

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

         Title
         Class A Units 552,000              Outstanding as of
         Class B Units 61,333               October 31, 2000

                         PART I - FINANCIAL STATEMENTS

ITEM 1.        FINANCIAL STATEMENTS

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                                 BALANCE SHEETS
                        (in thousands, except unit data)

                                                                              September 30,                   December 31,
                                                                              -------------                   ------------
                                                                                  2000                            1999
                                                                              -------------                   ------------
                                                                                Unaudited                       Audited

ASSETS
   Cash and cash equivalents                                                    $     466                      $     426
   Accounts receivable - net                                                           81                             92
   Restricted cash in escrow                                                          719                            561
   Other assets                                                                       282                            124
   Investment properties - net                                                     17,006                         17,454
                                                                                ---------                      ---------

Total Assets                                                                    $  18,554                      $  18,657
                                                                                =========                      =========

LIABILITIES
   Accounts payable and accrued expenses                                              188                            127
   Accrued property taxes                                                             171                             --
   Tenant security deposits payable                                                    17                             19
   Mortgage notes payable                                                          17,649                         17,747
                                                                                ---------                      ---------

Total Liabilities                                                                  18,025                         17,893

PARTNERS' CAPITAL
    General partner's                                                           $     (32)                     $     (30)
    Class A limited partners' - (552,000 units)                                       335                            545
    Class B limited partners' - (61,333 units)                                        226                            249
                                                                                ---------                      ---------

Total Partners' Capital                                                               529                            764
                                                                                ---------                      ---------

Total Liabilities and Partners' Capital                                         $  18,554                      $  18,657
                                                                                =========                      =========


                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
                                                          -------------------         ----------------------
                                                          2000           1999          2000            1999
                                                          -----         -----         -------         ------
Revenues:
   Rental income                                          $ 525         $ 655         $ 1,640         $2,157
   Other income                                              19            --              54             13
                                                          -----         -----         -------         ------

Total revenues                                              544           655           1,694          2,170
                                                          -----         -----         -------         ------

Expenses:
   Operating                                                 75           140             206            325
   General and administrative                                11            20              91             51
   Depreciation                                             179           167             532            501
   Interest                                                 309           311             929            934
   Property taxes                                            59            44             171            132
                                                          -----         -----         -------         ------

Total expenses                                              633           682           1,929          1,943
                                                          -----         -----         -------         ------

Net (loss) income                                         $ (89)        $ (27)        $  (235)        $  227
                                                          =====         =====         =======         ======

Net (loss) income allocated to general
Partner (1.0%)                                               (1)           (1)             (2)             2

Net (loss) income allocated to Class A
limited partners (89.1%)                                    (79)          (24)           (210)           202

Net (loss) income allocated to Class B
limited partners (9.9%)                                      (9)           (2)            (23)            23
                                                          -----         -----         -------         ------

                                                          $ (89)        $ (27)        $  (235)        $  227
                                                          =====         =====         =======         ======

Net (loss) income per Class A limited
partnership units                                         $(.16)        $(.05)        $  (.43)        $  .41
                                                          =====         =====         =======         ======


                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                                 (in thousands)




                                                                           Limited Partners'
                                                         General        ---------------------
                                                         Partner         Class A      Class B           Total
                                                         -------        ---------     -------         ---------

Original capital contributions                            $    1        $   5,520     $   613         $   6,134
                                                          ======        =========     =======         =========

Partners' capital (deficit) at December 31, 1999          $  (30)       $     545     $   249         $     764

Net loss for the nine months ended September 30, 2000         (2)            (210)        (23)             (235)
                                                          ------        ---------     -------         ---------
Partners' capital (deficit) at September 30, 2000         $  (32)       $     335     $   226         $     529
                                                          ======        =========     =======         =========

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                          -------------------------
                                                                                           2000             1999
                                                                                          -------         ---------

Cash flows provided by operating activities:
   Net income (loss)                                                                      $  (235)        $     227
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                                               532               501
   Amortization of loan costs and leasing commissions                                          21                26
   Change in deferred and accrued amounts:
      Accounts receivable and deposits                                                         11               (96)
      Other assets                                                                           (179)              (19)
      Accounts payable and accrued expenses                                                    61                53
      Accrued property taxes                                                                  171               (44)
      Tenant security deposits payable                                                         (2)               (2)
                                                                                          -------         ---------

        Net cash provided by operating activities                                             380               646
                                                                                          -------         ---------

Cash flows used in investing activities:
   Purchase of property improvements and replacements                                         (84)               --
   Net deposits to restricted escrows                                                        (158)              (78)
                                                                                          -------         ---------

      Net cash used in investing activities                                                  (242)              (78)
                                                                                          -------         ---------

Cash flows used in financing activities:
   Principal payments on mortgage notes payable                                               (98)              (30)
                                                                                          -------         ---------

Net increase in cash and cash equivalents                                                      40               538

Cash and cash equivalents at the beginning of the period                                      426               480
                                                                                          -------         ---------

Cash and cash equivalents at the end of the period                                        $   466         $   1,018
                                                                                          =======         =========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                                 $   929         $     934
                                                                                          =======         =========

                 See Accompanying Notes to Financial Statements

                  BRUNNER COMPANIES INCOME PROPERTIES, L.P. I
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                  (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Brunner Companies Income Properties L.P. I (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1999.

Certain reclassifications have been made to the 1999 information to conform to the 2000 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. All of the outstanding stock of the Managing General Partner is owned by BCIP I & III, LLC, an affiliate of Hull/Storey Development, LLC ("Hull/Storey"). The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the nine months ended September 30, 2000 and 1999 (in thousands):

                                                                       2000             1999
                                                                       ----             ----
         Property management fees (included in
                  operating expenses)                                  $53              $59
         Reimbursement for services of affiliates
                  (included in general and administrative
                  expenses)                                            $23              $31

Additionally, the Partnership paid approximately $11,135 and $39,812 to an affiliate of the Managing General Partner for lease commissions related to new and renewal leases at the Partnership's properties during the nine months ended September 30, 2000 and 1999, respectively. These lease commissions are included in other assets and amortized over the terms of the respective leases. Should a tenant terminate its lease early, any remaining unamortized lease commission is fully expensed.

Note C - Mortgage Notes Payable

On June 29, 2000, the Partnership and New York Life Insurance Company (the "Lender") entered into a Loan Modification Agreement, effective May 10, 2000, to extend the maturity dates of the mortgage notes to November 10, 2000. During the extension period, the mortgage notes bore interest at the rate of 7% per annum and the Partnership was required to make monthly payments of principal, interest and escrow (for insurance and taxes) of $131,261. The mortgages required a balloon payment at maturity for the remaining principal balance. This required balloon payment was not made, and management is presently in negotiations with the Lender to extend or renegotiate the notes. Existing terms, conditions and monthly payments as required under the expired agreements are expected to continue to be made and adhered to until new loan agreements are in place. Under the most recent Loan Modification Agreement, the Partnership is required to make quarterly payments of net cash flow, as defined, into a separate escrow account controlled jointly by the Lender and the Partnership. These escrow funds are to be only used for tenant improvements, leasing commissions, capital improvements and/or debt service shortfall as approved by the Lender. These notes are cross-collateralized and cross-defaulted and are secured by the properties and by a pledge of revenues from the respective properties.

The Partnership's continued ability to operate is dependent on its ability to either restructure the terms of its existing debt or raise additional capital. To that end the Managing General Partner is presently attempting and expects to extend or modify the mortgage notes. However, there can be no assurance that a debt restructuring or a renegotiation of terms will occur or that additional capital will be raised in a manner that will allow the Partnership to continue its operations in its present form.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999 based on actual physical square footage occupancy of the properties:

                                                     Average
                                                    Occupancy
                                                  -------------
                                                  2000     1999
                                                  ----     ----
     Hitchcock Plaza,                              95%      99%
     Aiken, South Carolina

     Whitehorse Plaza,                             15%      17%
     Greenville, South Carolina

     Georgetown Landing,                          100%     100%
     Georgetown, South Carolina

The Partnership's net loss for the nine months ended September 30, 2000, was $235,000 compared to net income of $227,000 for the corresponding period of 1999. The 2000 net loss is primarily due to a decrease in rental income of $517,000 due primarily to tenant vacancies at Whitehorse Plaza and an increase in the provision for uncollectable rents. The Partnership's accounting policy is to record as an allowance for doubtful accounts 100% of receivables over ninety days old, 50% of receivables over sixty but less than ninety-one days old and 100% of receivables from former tenants.

For the nine months ended September 30, 2000, total expenses decreased $14,000 compared to 1999, primarily due to a decrease in operating expenses offset by increases in general and administrative expense, depreciation and property tax expense. Operating expenses have declined from 1999 to 2000 primarily due to significant roof repair charges incurred in 1999 that have not reoccurred in 2000 and reduced property maintenance and other operating expenses. General and administrative expenses have increased due to additional professional fees necessary to meet regulatory filing requirements, to negotiate with the Partnership's Lenders and to process contractual arrangements with former and existing tenants. Property tax expense has increased due to an increased accrual based on estimated expected property tax increases.

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

At September 30, 2000, the Partnership held unrestricted cash of approximately $466,000. No distributions were made in 2000 or 1999. Any future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales, and the availability of cash reserves after restructuring the existing indebtedness or renegotiating its terms. Presently no cash distributions are planned.

Whitehorse Plaza - Tenant Activity

Two major tenants, Wal-Mart Stores and Winn-Dixie Stores, vacated their space at Whitehorse Plaza during 1999. Wal-Mart Stores continues to pay its lease obligations for 81,922 Square feet, although the space is vacant. The Partnership is presently in litigation with Winn-Dixie Stores to collect past-due rent on its 35,922 square feet, which remains vacant. Winn-Dixie has not paid rent since June 1999. Both the Wal-Mart and Winn-Dixie leases extend into 2006. The balance due from Winn-Dixie Stores at September 30, 2000 was $385,000, which, under the Partnership's accounting policy as discussed above, has been fully reserved. Management ultimately expects to recover the entire Winn-Dixie Stores balance once the litigation has concluded. The Winn-Dixie Stores account receivable has been pledged as collateral for the Partnership's mortgage notes payable.

During the second quarter of 2000, First Family Financial Associates vacated 1,500 square feet at Whitehorse Plaza as of April 30, 2000 and paid a termination fee of $27,000, which was recorded as other income.

During the third quarter of 2000, rental payments of $8,500 were refunded to Rent-A-Center due to a provision in its lease allowing for a reduction in rent due to the leaving of the anchor tenant. This rental refund was recorded as a reduction of rental income.

Hitchcock Plaza - Tenant Activity

During the first quarter of 2000, two new tenants, Burke's Outlet and CiCi's Pizza were added at Hitchcock Plaza. The Partnership paid $84,000 for tenant upfits for these two tenants, which is being amortized over the terms of the respective leases.

During the second quarter of 2000, in May, Pic-N-Pay shoe store vacated its 1,500 square feet at Hitchcock Plaza.

During the third quarter of 2000, Michael's Liquor Store was unable to obtain a liquor license resulting in a rental refund of $8,000, which was recorded as a reduction of rental income. Nations Credit vacated its 1,500 square feet in August 2000 and paid a termination fee of $13,476, which was recorded as other income. Alltel Mobile Telephone exercised a renewal option for 3,000 square feet for five years, China 8 Restaurant, a new tenant, leased 3,000 square feet for five years, which was previously occupied by Pic-N-Pay and Dollar General, a new tenant, signed a five-year lease for 5,000 square feet to begin November 1, 2000. In July of 2000 Goody's Family Clothing Store agreed to continue renting its 35,000 square feet on a month-to-month basis after the expiration of its lease on August 31, 2000. It is expected that Goody's will continue renting through December 31, 2000.

Georgetown Landing - Tenant Activity

Georgetown Landing remained 100% occupied during the third quarter of 2000. In June of 2000, The Medicine Shoppe, a drug store in Georgetown Landing, exercised a five-year renewal option to begin on November 1, 2000.


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

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         Exhibit 10.56 - Loan Modification Agreement, dated June 29, 2000, relating to Georgetown Square, with New York Life Insurance Company as Secured Party

         Exhibit 10.57 - Loan Modification Agreement, dated June 29, 2000, relating to Whitehorse Plaza, with New York Life Insurance Company as Secured Party

         Exhibit 10.58 - Loan Modification Agreement, dated June 29, 2000, relating to Hitchcock Plaza, with New York Life Insurance Company as Secured Party

         Exhibit 27 - Financial Data Schedule, (for SEC purposes only), is filed as an exhibit to this report.

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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


                                    BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                                    By: Brunner Management Limited Partnership
                                        Its General Partner

                                    By: 104 Management, Inc.
                                        Its Managing General Partner

                                    By: /s/James M. Hull
                                        ---------------------------------------
                                        James M. Hull
                                        President and Director

                                    By: /s/ Deborah Mosley
                                        ---------------------------------------
                                        Deborah Mosley
                                        Chief Accounting Officer


                            Date: November 14, 2000