Form 10KSB40
period 2000-12-31
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 2001-03-30
CIK 830737

                    Form 10-KSB-Annual or Transitional Report
                           Under Section 13 or 15 (d)
                                   Form 10-KSB


         (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 33-20527

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                   ------------------------------------------
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $2,203,000

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

ITEM 2. DESCRIPTION OF PROPERTY

The following table sets forth the Partnership's investments in properties:

                               Date of
       Property                Purchase        Type of Ownership             Use
---------------------------    --------      ----------------------     -------------
Hitchcock Plaza                7/12/88       Fee ownership, subject     Retail Center
 Aiken, South Carolina                       to first mortgage           233,000 sf

White Horse Plaza              7/12/88       Fee ownership, subject     Retail Center
 Greenville, South Carolina                  to first mortgage           166,000 sf

Georgetown Landing             7/12/88       Fee ownership, subject     Retail Center
 Georgetown, South Carolina                  to first mortgage            50,000 sf

Two major anchor tenants at White Horse Plaza have vacated their space. Wal-Mart Stores ("Wal-Mart") continues to honor its lease obligation. Winn-Dixie Charlotte, Inc. ("Winn-Dixie") has ceased to pay. The Company is pursuing legal action against Winn-Dixie as further described in Item 3 - Legal Proceedings.

Schedule of properties (in thousands)

                    Gross                                                      Net
                   Carrying      Accumulated       Useful                     Federal
  Property          Value       Depreciation       Life        Method        Tax Basis
---------------    --------     ------------    ----------     ------        ---------
Hitchcock Plaza    $14,315         $4,969       5-31.5 yrs       S/L         $ 9,646

White Horse
   Plaza             8,782          2,742       5-31.5 yrs       S/L           6,270

Georgetown
   Landing           2,158            695         31.5 yrs       S/L           1,498
                   -------         ------                                    -------
                   $25,255         $8,406                                    $17,414
                   =======         ======                                    =======

See "Note A" of the Notes to Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Mortgage Notes (in thousands):

                   Principal balance       Stated                                        Principal Due
                     At December 31,      Interest        Period       Maturity           At Maturity
   Property               2000            Rate (1)       Amortized     Date (1)                (2)
-------------      -----------------      --------       ---------    ---------          -------------
Hitchcock
  Plaza                  $ 9,922             7%            38 yrs     11/10/2000             $ 9,922

White Horse
  Plaza                    6,286             7%            38 yrs     11/10/2000               6,286
Georgetown
  Landing                  1,395             7%            38 yrs     11/10/2000               1,395
                         -------                                                             -------
Total                    $17,603                                                             $17,603
                         =======                                                             =======


(1) These mortgage notes previously had been extended until November 10, 2000 and at December 31, 2000 were past due. On January 25, 2001, the Partnership received from New York Life Insurance Company (the "Lender") a written demand for full payment of each of the above mortgage notes no later than February 15, 2001. The Lender has subsequently verbally agreed to enter into a Loan Modification Agreement to extend the maturity dates through May 10, 2001. During the extension period, the mortgage notes bear interest at the rate of 7% per annum and the Partnership is required to make monthly payments of principal, interest and escrow of $131,261. Additionally, the Partnership is required to make quarterly payments of net cash flow, as defined, into a separate escrow account controlled jointly by the Lender and the Partnership. See "Liquidity and Capital Resources" below.

(2) The mortgages require a balloon payment at maturity for the remaining principal balance. These notes are all cross-collateralized and cross-defaulted and are secured by the properties and by a pledge of revenues from the respective properties.

The Partnership has agreed to attempt to market the three shopping centers using a nationally recognized real estate agent. Should such sales occur, the Partnership would be liquidated.

Should the Lender continue to demand immediate full repayment of the mortgage notes, the Partnership will be forced to consider other alternatives, including the transfer of the properties to the Lender in lieu of foreclosure and liquidation of the Partnership, bankruptcy, or the sale of the properties.



Schedule of Rental Rates and Occupancy:

                            Average Annual
                             Rental Rates                Average Annual
                          (per square foot)                 Occupancy
                      ------------------------     ---------------------------
                       2000              1999       2000                 1999
                      ------            ------     ------               ------
Hitchcock Plaza       $ 5.75           $  5.68       94%                  92%
White Horse Plaza       3.14              5.21       15%                  42%
Georgetown Landing      4.88              4.81      100%                 100%

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

Schedule of lease expirations for the years 2001-2012:

      Hitchcock              Number of                                Annual Rent            % of Gross
        Plaza               Expirations          Square Feet        (in thousands)           Annual Rent
      ---------             -----------          -----------        --------------           -----------
         2001                    1                  1,000                  12                    1.01%
         2002                    7                 12,500                 162                   13.60%
         2003                    3                  5,200                  58                    4.88%
         2004                    2                  6,000                  57                    4.78%
         2005                    2                 18,975                 102                    8.56%
         2006                    0                      0                   0                    0.00%
         2007                    1                 49,296                 343                   28.75%
         2008                    0                      0                   0                    0.00%
         2009                    1                  4,000                  44                    3.69%
      2010-2011                  0                      0                   0                    0.00%
         2012                    2                 90,139                 414                   34.73%


      White Horse             Number of                               Annual Rent             % of Gross
         Plaza               Expirations          Square Feet        (in thousands)          Annual Rent
      -----------            -----------          -----------        --------------          -----------
         2001                    1                    3,200                24                    5.92%
         2002                    1                    1,750                24                    5.88%
         2003                    1                    1,750                17                    4.10%
         2004                    2                    3,750                43                   10.60%
         2005                    0                        0                 0                    0.00%
         2006                    1                   81,922               298                   73.50%


      Georgetown             Number of                               Annual Rent             % of Gross
       Landing              Expirations          Square Feet        (in thousands)          Annual Rent
      ----------            -----------          -----------        --------------          -----------
         2001                    0                       0                 0                    0.00%
         2002                    2                   2,400                25                   10.22%
         2003                    3                   6,120                49                   20.10%
         2004                    0                       0                 0                    0.00%
         2005                    1                   1,200                12                    4.92%
         2006                    1                  39,824               158                   64.76%

Schedule of Tenants Occupying 10% or More of the Leasable Square Feet for Each
Property:

                          Nature of         Square footage      Annual rent         Lease
                           Business             Leased        Per Square foot     Expiration
                         ------------       --------------    ---------------     ----------
Hitchcock Plaza          Grocery store           49,296           $ 6.95             2/28/07
                          Discount store          86,479             4.16             6/30/12
                         Vacant Unit             35,000               --                  --

White Horse Plaza        Discount store          81,922             3.64            10/31/06
                         Vacant Unit             35,922               --                  --

Georgetown Landing       Grocery store           39,824             3.97            11/22/06

Both major anchor tenants at Whitehorse Plaza, Wal-Mart and Winn-Dixie, have vacated their space. Wal-Mart is currently honoring its lease obligation. Winn-Dixie ceased paying rent in June of 1999. The Partnership has taken legal action against Winn-Dixie to enforce its lease. The Wal-Mart and Winn-Dixie leases both expire in 2006. See Item 3 - Legal Proceedings.

Schedule of Real Estate Taxes (in thousands) and Rates:

2000 real estate taxes paid directly by the Partnership for 2000, which are included in expenses and in income to the extent reimbursed by tenants, were as follows:

                                2000 Taxes                2000 Rate
                                ----------                ---------
Hitchcock Plaza                    $91                      1.99%
White Horse Plaza                   43                      1.58%
Georgetown Landing                  27                      1.96%

Three tenants are responsible for payment of their real estate taxes directly to the taxing authorities. These amounts are not included in Partnership income or expenses. Real estate taxes paid directly by tenants in 2000 were as follows:

                               2000 Taxes                2000 Rate
                               ----------                ---------
Hitchcock Plaza                   $79                      1.99%
White Horse Plaza                  49                      1.58%
Georgetown Landing                 --                        --

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

The Partnership has set up an allowance for uncollectable rent for the past due Winn-Dixie rent. At December 31, 2000, the allowance for uncollectable rent receivable from Winn-Dixie was $427,000. For future periods, the allowance will increase by $19,458 per month until this matter is resolved.

The Managing General Partner is aware of no additional significant pending or outstanding litigation that would have a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 2000, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 2000, the number of holders of record of Limited Partnership Units and Subordinated Interest Units was 429 and one, respectively. Neither the Limited Partnership Units nor the Subordinated Interest Units are traded on any established public trading market, and it is not anticipated that such a market will develop in the future. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

No cash distributions were paid during 1999 or 2000. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. At this time, the Managing General Partner does not anticipate making cash distributions during 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations  - 2000 vs. 1999

The Partnership realized a net loss of $291,000 in 2000 compared to a net loss of $65,000 for 1999. Rental income declined by $373,000 or 14.9% in 2000 as compared to 1999. Total expenses decreased $130,000. The decline in rental income was due to an increase of $159,000 in the allowance for uncollectable receivables, a $53,000 decrease in override percentage rental income (Override percentage rental income is based on a percentage of sales in excess of an agreed amount) and increased vacancies at Whitehorse Plaza and Hitchcock Plaza due to early terminations and non-renewals of leases. The decrease in total expenses was primarily due to a decrease in operating expenses of $153,000 a decrease in interest expense of $10,000, a decrease in property taxes of $30,000 and an increase in general and administrative expense of $34,000. Operating expenses declined due to a decrease in repair and maintenance expenses for 2000 as compared to 1999. General and administrative expenses increased due to increased legal and accounting fees.

Rental income includes all rent and reimbursements from tenants including taxes and common area maintenance costs less any charges for uncollectable receivables. Common area maintenance costs are included as operating expenses.

During 2000 Georgetown Landing and Hitchcock Plaza had average annual occupancy rates of 100% and 92%, respectively. Whitehorse Plaza had an average annual occupancy rate of 43%. An anchor tenant of White Horse Plaza, Wal-Mart, vacated its 81,922 feet in January 1999 and moved across the street into a newer retail center. Wal-Mart continues to pay its monthly rent as required by its lease. However, in June 1999, the remaining anchor tenant of Whitehorse Plaza, Winn Dixie, vacated its space and ceased paying rent. See Item 3. Legal Proceedings.

Lack of an anchor tenant has significantly impacted the ability of Whitehorse Plaza to attract and keep new tenants. Several of the remaining Whitehorse Plaza tenants' monthly rentals have been reduced and converted to calculating rent based on a percentage of sales, per clauses in their leases, due to the departure of the anchor tenant. The vacancy rate at Whitehorse Plaza remains high and is not expected to improve until a new anchor tenant, if possible, is located. For 2001, legal fees are expected to increase significantly as the Partnership pursues collections from the Whitehorse Plaza past due tenants.

Also, during 1999, the Partnership received $53,000 of override percentage of sales rent from Wal-Mart based on 1998 sales, which will not recur in future periods since Wal-Mart has vacated its space.

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

The Partnership intends to list the three shopping centers for sale with a national realtor.

Liquidity and Capital Resources

The Partnership is highly leveraged and is in default on its mortgage loan agreements with the Lender. All three loans are cross-collateralized and cross-defaulted. No cash flow is available for other than usual and routine partnership operating expenses without the express permission of the Lender.

The Partnership has received a demand for immediate repayment of its mortgage notes. The Lender has verbally indicated that it will agree to extend the maturity dates of the notes through May 10, 2001. However, should the Lender decide not to continue to extend the maturity dates in the future, then the Partnership will be forced to consider other alternatives, including the transfer of the properties to the Lender in lieu of foreclosure and liquidation of the Partnership, bankruptcy, or the sale of the properties. During 2000, the Partnership reduced its note payables balance by $144,000.

Under the covenants of its agreements with the Lender, within fifteen (15) days following the end of each calendar quarter, the Partnership is required to deposit all `Net Cash Flow', as defined, into an account at a commercial bank controlled jointly by the Lender and the Partnership, (the "Restricted Cash in Escrow") and to submit written quarterly reports to the Lender, certified as to correctness by an officer of the Partnership. During 2000 the Partnership increased its Restricted Cash in Escrow by $160,000 to $729,000 at December 31, 2000. Restricted Cash in Escrow funds are to be paid only for tenant improvements, leasing commissions, capital improvements and/or debt service shortfall as approved by the Lender and are not available for payment to the General or Limited Partners.

The Lender also has a claim against any recoveries received from Winn Dixie for back rent owed to the Partnership. At December 31, 2000, the $427,000 due from Winn Dixie, for rents as called for under the lease agreement, has been fully reserved for by the Partnership.

The Partnership's continued ability to operate is dependent on its ability to either restructure its existing debt or raise additional capital. To that end the managing General Partner is attempting to extend or modify the mortgage notes, negotiating alternative financing sources requiring additional capital infusions, and evaluating other alternatives as described above. However, there can be no assurance that debt restructuring will occur or additional capital will be raised in a manner that allows the Partnership to continue its operations in its present form.

Negotiations concerning restructuring the debt of the three properties may also be influenced by changes in market interest rates and other factors outside the control of management.

No cash distributions were made in 2000 or 1999. At present, no future distributions are expected.

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

ITEM 7.  FINANCIAL STATEMENTS

Brunner Companies Income Properties L. P. I

List of Financial Statements

     Report of independent certified public accountants                 15

     Balance sheet                                                      17

     Statements of operations                                           18

     Statements of changes in partners' capital (deficit)               19

     Statements of cash flows                                           20

     Notes to financial statements                                      21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Partners
BRUNNER COMPANIES INCOME PROPERTIES L.P.I

         We have audited the accompanying balance sheet of BRUNNER COMPANIES INCOME PROPERTIES L.P. I (the Partnership) as of December 31, 2000, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRUNNER COMPANIES INCOME PROPERTIES L.P. I as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note I to the financial statements, the Partnership's mortgage notes payable originally matured in October of 1998. Subsequent to extensions of the original maturity date to November 10, 2000, the Partnership received a demand from the Lender on January 25, 2001, for full payment of the Partnership's notes payable. The Partnership's continued ability to operate is dependent on its ability to either restructure its existing debt or raise additional capital.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Augusta, Georgia
March 12, 2001

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT UNIT DATA)
                                DECEMBER 31, 2000


ASSETS
    Cash and cash equivalents                                    $     456
    Accounts receivable - net                                           53
    Restricted cash in escrow                                          729
    Other assets                                                       214
    Investment properties - net                                     16,849
                                                                 ---------

                                                                 $  18,301
                                                                 =========


LIABILITIES
    Accounts payable and accrued expenses                        $     180
    Accrued property taxes                                              27
    Tenant security deposits payable                                    18
    Mortgage notes payable                                          17,603
                                                                 ---------
                                                                    17,828
PARTNERS' CAPITAL (DEFICIT)
    General partner's                               $   (33)
    Class A limited partners' - 552,000 units
       issued and outstanding                           286
    Class B limited partners' - 61,333 units
       issued and outstanding                           220            473
                                                    -------      ---------

                                                                 $  18,301
                                                                 =========



   The accompanying notes are an integral part of these financial statements.

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT UNIT DATA)




                                                                              FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
                                                                          ----------------------------
                                                                            2000                1999
                                                                          --------            --------
REVENUE
   Rental income                                                          $  2,134            $  2,507
   Other income                                                                 69                  52
                                                                          --------            --------

                                                                             2,203               2,559
                                                                          --------            --------

EXPENSES
   Operating                                                                   271                 424
   General and administrative                                                  130                  96
   Depreciation                                                                701                 672
   Interest                                                                  1,235               1,245
   Property taxes                                                              157                 187
                                                                          --------            --------

                                                                             2,494               2,624
                                                                          --------            --------

NET LOSS FROM OPERATIONS                                                  $   (291)           $    (65)
                                                                          ========            ========


Net loss allocated to general partner (1%)                                $     (3)           $     (1)

Net loss allocated to Class A limited partners
     (89.1%)                                                                  (259)                (58)
Net loss allocated to Class B limited partners
     (9.9%)                                                                    (29)                 (6)
                                                                          --------            --------

                                                                          $   (291)           $    (65)
                                                                          ========            ========

Net loss per limited partnership unit                                     $   (.47)           $   (.11)
                                                                          ========            ========


The accompanying notes are an integral part of these financial statements.

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (IN THOUSANDS)

                                                                                            LIMITED PARTNERS
                                                                        GENERAL         ------------------------
                                                                        PARTNER          CLASS A        CLASS B           TOTAL
                                                                        -------         --------        --------        --------

ORIGINAL CAPITAL CONTRIBUTIONS                                           $    1         $  5,520         $  613         $  6,134
                                                                         ======         ========         ======         ========

Partners' capital (deficit) at December 31, 1998                         $  (29)        $    603         $  255         $    829

Net loss for the year ended December 31, 1999                                (1)             (58)            (6)             (65)
                                                                         ------         --------         ------         --------
Partners' capital (deficit) December 31, 1999                               (30)             545            249              764

Net loss for the year ended December 31, 2000                                (3)            (259)           (29)            (291)
                                                                         ------         --------         ------         --------
PARTNERS' CAPITAL (DEFICIT) AT DECEMBER 31, 2000                         $  (33)        $    286         $  220         $    473
                                                                         ======         ========         ======         ========

   The accompanying notes are an integral part of these financial statements.

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FOR THE YEARS ENDED
                                                                                               DECEMBER 31,
                                                                                       ---------------------------
                                                                                         2000               1999
                                                                                       --------           --------
OPERATING ACTIVITES
     Net loss                                                                          $   (291)          $    (65)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Depreciation and amortization                                                      729                672
         Change in deferred and accrued amounts
            Accounts receivable and deposits                                                 39                192
            Other assets                                                                   (118)                22
            Accounts payable and accrued expenses                                            53                  9
            Accrued property taxes                                                           27               (176)
            Tenant security deposits payable                                                 (1)                (1)
                                                                                       --------           --------

             Net cash provided by operating activities                                      438                653

INVESTING ACTIVITIES
    Purchase of property improvements and replacements                                      (96)               (93)
    Net deposits to restricted escrows                                                     (168)              (561)
                                                                                       --------           --------

         Net cash used in investing activities                                             (264)              (654)

FINANCING ACTIVITIES
     Payments on mortgage notes payable                                                    (144)               (53)
                                                                                       --------           --------

Net increase (decrease) in cash and cash equivalents                                         30                (54)

Cash and cash equivalents at beginning of year                                              426                480
                                                                                       --------           --------

Cash and cash equivalents at end of year                                               $    456           $    426
                                                                                       ========           ========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                            $  1,235           $  1,245
                                                                                       ========           ========

   The accompanying notes are an integral part of these financial statements.

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                          NOTES TO FINANCIAL STATEMENTS
                           (TABULAR DATA IN THOUSANDS)

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Partnership records as an allowance for doubtful accounts 100% of receivables over ninety days old, 50% of receivables over sixty but less than ninety-one days old and 100% of receivables from former tenants. The Partnership's allowance for doubtful accounts for the years ended December 31, 2000 and 1999 was $775,000 and $322,000, respectively.

RESTRICTED CASH IN ESCROW

         The Partnership is required to make quarterly payments of net cash flow, as defined, into a separate escrow account in favor of the lender. These funds are to be used only for tenant improvements, leasing commissions, capital improvements and/or debt service shortfall as approved by the lender.

LEASE COMMISSIONS

         Lease commissions are capitalized and are amortized by the straight-line method over the term of the applicable lease. Lease commissions of approximately $101,000, net of accumulated amortization of approximately $40,000, are included in other assets.

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

FAIR VALUE

         The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The fair value of the Partnership's long-term debt is unknown.

RECLASSIFICATIONS

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

         Fifth, to the General Partner until its original capital contribution is reduced to zero; and

         The balance, if any, 67.5% to the Class A Limited Partners, 7.5% to the Class B Limited Partners and 25% to the General Partner.

                                                                     (Continued)

         As of December 31, 2000, the Partnership had an undeclared distribution arrearage of approximately $5,189,000 or $9.40 per Class A unit and approximately $766,000 or $12.49 per Class B unit of the cumulative annual 10% cash returns. At present, no future distributions are expected.

NOTE C - MORTGAGE NOTES PAYABLE

         The principle terms of the mortgage notes payable are as follows:

                                                     PRINCIPAL       MONTHLY
                                                    BALANCE AT       PAYMENT        STATED                     BALANCE DUE
                                                   DECEMBER 31,       P & I     INTEREST RATE    MATURITY          AT
    PROPERTY                                           2000            (1)           (1)         DATE (1)      MATURITY(2)
---------------                                    ------------     -------     -------------   ----------     -----------
Hitchcock Plaza                                     $   9,922       $   67            7%        11/10/2000       $   9,922


White Horse Plaza                                       6,286           42            7%        11/10/2000           6,286


Georgetown Landing                                      1,395            9            7%        11/10/2000           1,395
                                                    ---------       ------                                       ---------
      TOTAL                                         $  17,603       $  118                                       $  17,603
                                                    =========       ======                                       =========

(1) These mortgage notes previously had been extended until November 10, 2000 and at December 31, 2000 were past due. On January 25, 2001, the Partnership received from New York Life Insurance Company (the "Lender") a written demand for full payment of each of the above mortgage notes no later than February 15, 2001. The Lender has subsequently verbally agreed to enter into a Loan Modification Agreement to extend the maturity dates through May 10, 2001. During the extension period, the mortgage notes bear interest at the rate of 7% per annum and the Partnership is required to make monthly payments of principal, interest and escrow of $131,261. Additionally, the Partnership is required to make quarterly payments of net cash flow, as defined, into a separate escrow account controlled jointly by the Lender and the Partnership.

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

         The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2000, are as follows:

                        2001                  $   2,096
                        2002                      1,955
                        2003                      1,802
                        2004                      1,677
                        2005                      1,604
                        Thereafter                3,856
                                              ---------

                                              $  12,990
                                              =========

         Five anchor tenants represent $10,308,000 of the above minimum future rentals under leases expiring 2006, 2007, and 2012.

NOTE E - MAJOR TENANTS

         Rent from tenants (excluding tenant reimbursements) representing at least 10% of rental income were as follows:

                                                 2000                                    1999
                                     ----------------------------             ------------------------------
                                     AMOUNT               PERCENT             AMOUNT                 PERCENT
                                     ------               -------             ------                 -------
K-Mart Corporation                   $  360                 17%               $  360                   14%
Kroger                                  343                 16                   343                   13
Wal-Mart Stores, Inc.                   298                 14                   298                   12


NOTE F - INCOME TAXES

         The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

         The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except unit data):

                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     2000                    1999
                                                                                   -------                  ------
Net loss as reported                                                               $  (291)                 $  (65)
Add (deduct):
         Depreciation differences                                                       64                      38
         Allowance for doubtful accounts                                               433                     322
         Unearned income                                                                13                       1
         Miscellaneous                                                                  65                     (13)
                                                                                   -------                  ------

Federal taxable income                                                             $   284                  $  283
                                                                                   =======                  ======

Federal taxable income per
  Limited partnership unit                                                         $   .46                  $  .46
                                                                                   =======                  ======

         The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

                 Net assets as reported                                       $    473
                 Allowance for doubtful accounts                                   755
                 Land and buildings                                                 21
                 Accumulated depreciation                                          544
                 Syndication costs                                                 667
                 Other                                                              87
                                                                              --------

                 Net assets - Federal tax basis                               $  2,547
                                                                              ========

NOTE G - TRANSACTIONS WITH AFFILIATED PARTIES

         The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner in 2000 and 1999:

                                                                     (Continued)

                                                                FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                             ------------------------
                                                              2000               1999
                                                             -----               ----
Property management fees (included in
      operating expenses)                                    $  77               $ 87

Reimbursement for services of affiliates
      (included in general and administrative
      expenses)                                                 29                 31

Lease commissions for new leases (included
in other assets and amortized over the term
of the leases)                                               $  24               $ 47


NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)

                                                                                         INITIAL COST
                                                                                        TO PARTNERSHIP
                                                                               -------------------------------
                                                                                                                   NET COSTS
                                                                                                                   (REMOVED)
                                                                                               BUILDINGS AND      CAPITALIZED
                                                                                             RELATED PERSONAL    SUBSEQUENT TO
   DESCRIPTION                                            ENCUMBRANCES            LAND           PROPERTY         ACQUISITION
----------------                                          ------------          --------     ----------------    -------------
Hitchcock Plaza                                             $  10,004          $  1,797          $  12,629          $  (111)
Whitehorse Plaza                                                6,337             1,975              6,931             (124)
Georgetown Landing                                              1,406               428              1,711               19
                                                            ---------          --------          ---------          -------

TOTALS                                                      $  17,747          $  4,200          $  21,271          $  (216)
                                                            =========          ========          =========          =======

NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS), CONTINUED

                                        GROSS CARRYING VALUES
                                        AT DECEMBER 31, 2000
                   ----------------------------------------------------------------
                                    BUILDINGS
                                   AND RELATED
                                     PERSONAL                          ACCUMULATED            DATE         DEPRECIABLE
DESCRIPTION          LAND            PROPERTY            TOTAL        DEPRECIATION          ACQUIRED        LIFE-YEARS
-----------        --------        -----------         --------       ------------          --------       -----------
Hitchcock
    Plaza          $  1,756          $ 12,559          $ 14,315          $ 4,969             7/12/88          5-31.5
Whitehorse
    Plaza             1,939             6,843             8,782            2,742             7/12/88          5-31.5
Georgetown
    Landing             428             1,730             2,158              695             7/12/88          5-31.5
                   --------          --------          --------          -------

                   $  4,123          $ 21,132          $ 25,255          $ 8,406
                   ========          ========          ========          =======

         The managing General Partner has evaluated the properties as if they were a going concern and believes there is no impairment as of year end.

         Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                                                            FOR THE YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                       ----------------------------
                                                                                          2000               1999
                                                                                       ---------          ---------
INVESTMENT PROPERTIES

Balance at beginning of year                                                           $  25,159          $  25,066
Property improvements                                                                         96                 93
                                                                                       ---------          ---------

Balance at end of year                                                                 $  25,255          $  25,159
                                                                                       =========          =========

ACCUMULATED DEPRECIATION

Balance at beginning of year                                                           $   7,705          $   7,033
Additions charged to expense                                                                 701                672
                                                                                       ---------          ---------

Balance at end of year                                                                 $   8,406          $   7,705
                                                                                       =========          =========

         The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is $25,276,000 and $25,181,000, respectively. The accumulated depreciation balance for Federal income tax purposes at December 31, 2000 and 1999, is $7,862,000 and $7,225,000, respectively.

NOTE I - LITIGATION, GOING CONCERN AND SUBSEQUENT EVENTS

         Both major anchor tenants at White Horse Plaza, Wal-Mart and Winn Dixie, have vacated their space. During 1999, Wal-Mart, vacated its space. However, Wal-Mart's lease, and resulting rental obligations under the lease, do not expire until October 31, 2006. To date, Wal-Mart has honored its lease obligations and is expected to continue to do so in future periods. However, this vacancy has severely impacted the occupancy rate for the remainder of White Horse Plaza. Also during 1999, Winn-Dixie vacated its space and stopped honoring its contractual lease obligations, including payment of rent. The Managing General Partner is actively pursuing the Partnership's legal remedies to require Winn-Dixie to comply with its contractual lease obligations. However, the Partnership has reserved, as an allowance for doubtful accounts, uncollected past due rent and other uncollected obligations from these, and other, former tenants.

         The cross-collateralized and cross-defaulted loans on Hitchcock Plaza, White Horse Plaza, and Georgetown Landing matured in October 1998. The Partnership received an initial extension from its Lenders, which expired May 1999. On December 29, 1999, the Partnership and Lender entered into a loan modification agreement to extend the maturity dates of the mortgage notes to May 10, 2000. On or about the extended maturity date in May 2000, the mortgage notes were extended again until November 10, 2000. On January 25, 2001, the Lender demanded full repayment of the mortgage notes. Subsequently, Management of the Partnership and the Lender have agreed verbally to extend the maturity date of the mortgage notes to May 10, 2001. During the extension period, the mortgage notes bear interest at the rate of 7% per annum and the Partnership is required to make monthly payments of principal, interest and escrow totaling $131,261 to the Lender. Additionally, the Partnership is required to make quarterly payments of net cash flow, as defined, into a separate escrow account in favor of the Lender.

         The Partnership's continued ability to operate is dependent on its ability to either restructure its existing debt or raise additional capital. To that end the managing General Partner is attempting to extend or modify the mortgage notes, negotiating alternative financing sources requiring additional capital infusions, and evaluating the Partnership's alternatives. These alternatives include the transfer of the properties to the Lender in lieu of foreclosure and liquidation of the Partnership, bankruptcy, the sale of the properties or additional extensions of the mortgage notes. However, there can be no assurance that debt restructuring will occur or additional capital will be raised in a manner that allows the Partnership to continue its operations in its present form.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Elliott, Davis & Company, L.L.P. regarding the 2000 and 1999 audits of the Partnership's financial statements.

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

Name                                Age                        Position
----                                ---                        --------
James M. Hull                        49                    President and Director
Wayne Grovenstein                    32                    Vice President and Secretary
Deborah Mosley                       47                    Chief Accounting Officer

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

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation was paid by the Partnership to any director or officer of the Managing General Partner for the year ended December 31, 2000. The Partnership has no plans to pay any such remuneration to any director or officer of the Managing General Partner in the future. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions" below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of February 29, 2001, there were 552,000 Class A Limited Partnership Units ("Units") and 61,333 units of Class B Limited Partnership Interest ("Subordinated Interest") issued and outstanding. The following table sets forth certain information, as of February 29, 2001, with respect to the ownership of Units and units of Subordinated Interest by: (i) any person or group who is known to the Partnership to be the beneficial owner of more than 5% of either the Units or units of Subordinated Interest; (ii) the directors and officers of the Managing General Partner, naming them; and (iii) the directors and officers of the Managing General Partner as a group.

                                                                                             Units of Subordinated
                                                                  Units (1)                       Interest (1)
                                                                  -----                           --------
                                                         Amount           Percent           Amount            Percent
                                                         ------           -------           ------            -------
    BCIP I & III, LLC.
       3632 Wheeler Road, Suite 2
       P. O. Box 204227                                      --              --             61,333              100%
       Augusta, Georgia 30917-4227

    All directors and officers of
       The Managing General Partner
       (3 persons) as a group                                --              --                 --               --

    MP Value Fund
       C/O Mackenzie Patterson, Inc.
       1640 School Street
       Moraga, CA 94566                                  90,101            16.3%                --               --

    Ira Gaines
       3116 E. Shea, PMB 191
       Phoenix, AZ 85028                                 85,672            15.5%                --               --

(1) The Limited Partners have no right or authority to participate in the management or control of the Partnership or its business. However, Limited Partners do have limited rights to approve or disapprove certain fundamental Partnership matters as provided in "Article 7" of the Partnership Agreement. Transfer of Units is subject to certain restrictions set forth in "Article 9" of the Partnership Agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates of the Managing General Partner in 2000 and 1999 (in thousands):

                                                          2000            1999
                                                         -----           -----
Property management fees                                 $  77           $  87
Reimbursement for services of affiliates                    29              31

Additionally, the Partnership paid approximately $24,000 and $47,000 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's commercial properties during the years ended December 31, 2000 and 1999, respectively. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

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

(b) No reports on Form 8-K were filed during the fourth quarter of 2000.

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

                             BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                             A Delaware Limited Partnership


                                    By: Brunner Management Limited Partnership
                                        Its General Partner


                                    By: 104 Management, Inc.
                                        Its Managing General Partner



                                    By: /s/ James M. Hull
                                       -----------------------------------------
                                       James M. Hull
                                       President and Director

                               Date: March 30, 2001
                                     ---------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ James M. Hull                    President and                        Date: March 30, 2001
---------------------------------    Director




/s/ Deborah Mosley                   Vice President and                   Date: March 30, 2001
---------------------------------    Chief Accounting
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

4.1                 Form of Class A limited Partnership Interest Unit Certificate; incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 1 to Registration Statement No. 33-20527on Form S-11.

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

10.8                Security Agreement relating to Hitchcock Plaza with New York Life Insurance Company, as Secured Party;
                    incorporated by reference to Exhibit 19.8 to Form10-Q for the fiscal quarter ended September 30, 1988.

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

10.36               Georgetown Landing Transfer and Assignment of Lease with Rhonda and Leon Detzler; incorporated by reference to Exhibit 10.24 to Pre- effective Amendment No. 1 to Registration Statement No. 33-20527 on
                    Form S-11.

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

10.53               Loan Modification Agreement dated December 29, 1999 relating to Hitchcock Plaza with New York Life
                    Insurance Company, as Secured Party; incorporated by reference to Exhibit 10.53 to Form 10-KSB for the fiscal year ended December 31, 1999.

10.54               Loan Modification Agreement dated December 29, 1999 relating to White Horse Plaza with New York Life
                    Insurance Company, as Secured Party; incorporated by reference to Exhibit 10.54 to Form 10-KSB for the fiscal year ended December 31, 1999.

10.55               Loan Modification Agreement dated December 29, 1999 relating to Georgetown Plaza with New York Life
                    Insurance Company, as Secured Party; incorporated by reference to Exhibit 10.55 to Form 10-KSB for the fiscal year ended December 31, 1999.

10.56               Loan Modification Agreement, dated June 29, 2000 relating to Georgetown Square, with New York Life
                    Insurance Company as Secured Party; incorporated by reference to Exhibit 10.56 to Form 10-QSB for the fiscal quarter ended September 30, 2000.

10.57               Loan Modification Agreement, dated June 29, 2000 relating to Whitehorse Plaza, with New York Life Insurance
                    Company as Secured Party; incorporated by reference to Exhibit 10.57 to Form 10-QSB for the fiscal quarter ended September 30, 2000.

10.58               Loan Modification Agreement, dated June 29, 2000 relating to Hitchcock Plaza, with New York Life Insurance
                    Company as Secured Party; incorporated by reference to Exhibit 10.58 to Form 10-QSB for the fiscal quarter ended September 30, 2000.