Form 10QSB
period 2001-03-31
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 2001-05-15
CIK 830737

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         Title
         Class A Units 552,000              Outstanding as of
         Class B Units 61,333               April 30, 2001

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                                 BALANCE SHEETS
                        (in thousands, except unit data)

                                                               March 31,            December 31,
                                                               ---------            ------------
                                                                 2001                   2000
                                                               ---------            ------------
                                                               Unaudited              Audited
                                                               ---------            ------------

ASSETS
   Cash and cash equivalents                                   $    570               $    456
   Accounts receivable - net                                         26                     53
   Restricted cash in escrow                                        737                    729
   Assignment of rents held by
   lender-net                                                        70                     --
   Other assets                                                     208                    214
   Investment properties - net                                   16,673                 16,849
                                                               --------               --------

Total Assets                                                   $ 18,284               $ 18,301
                                                               ========               ========

LIABILITIES
   Accounts payable and accrued expenses                            172                    180
   Accrued property taxes                                            31                     27
   Tenant security deposit liabilities                               17                     18
   Mortgage notes payable                                        17,557                 17,603
                                                               --------               --------

Total Liabilities                                                17,777                 17,828

PARTNERS CAPITAL
    General partner's                                          $    (33)              $    (33)
    Class A limited partners' - (552,000 units)                     316                    286
    Class B limited partners' - (61,333 units)                      224                    220
                                                               --------               --------

Total Partners' Capital                                             507                    473
                                                               --------               --------

Total Liabilities and Partners' Capital                        $ 18,284               $ 18,301
                                                               ========               ========

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                                Three Months Ended
                                                               --------------------
                                                                    March 31,
                                                               --------------------
                                                                2001          2000
                                                               ------        ------

Revenues:
   Rental income                                               $  621        $  530
   Other income                                                    12             3
                                                               ------        ------
      Total revenues                                              633           533
                                                               ------        ------

Expenses:
   Operating                                                       54            58
   General and administrative                                      34            42
   Depreciation                                                   176           176
   Interest                                                       307           311
   Property taxes                                                  28            53
                                                               ------        ------
      Total expenses                                              599           640
                                                               ------        ------

Net income (loss)                                              $   34        $ (107)
                                                               ======        ======

Net income (loss) allocated to general partner (1%)            $   --        $   (1)

Net income (loss) allocated to Class A limited
partners (89.1%)                                                   30           (95)

Net income (loss) allocated to Class B limited
partners (9.9%)                                                     4           (11)
                                                               ------        ------
                                                               $   34        $ (107)
                                                               ======        ======

Net income (loss) per Class A limited
partnership unit                                               $  .05        $ (.17)
                                                               ======        ======

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                                               Limited Partners'
                                                ------------------------------------------------
                                                General
                                                Partner       Class A       Class B       Total
                                                -------       -------       -------       ------

Original capital contributions                  $    1        $5,520        $  613        $6,134
                                                ======        ======        ======        ======

Partners' capital (deficit) at
   December 31, 2000                            $  (33)       $  286        $  220        $  473

Net income for the three months ended
   March 31, 2001                                   --            30             4            34
                                                ------        ------        ------        ------

Partners' capital (deficit) at
   March 31, 2001                               $  (33)       $  316        $  224        $  507
                                                ======        ======        ======        ======

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                  Three Months
                                                                              --------------------
                                                                                     Ended
                                                                              --------------------
                                                                                    March 31,
                                                                              --------------------

                                                                               2001          2000
                                                                              ------        ------

Cash flows from operating activities:
   Net income (loss)                                                          $   34        $ (107)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                                  176           176
   Amortization of loan costs and leasing commissions                              8             8
Change in accounts:
   Receivables and deposits                                                       27           105
   Other assets                                                                   (2)         (115)
   Accounts payable and accrued expenses                                          (8)           78
   Tenant security deposit liabilities                                            (1)           (1)
   Accrued property taxes                                                          4            53
                                                                              ------        ------

         Net cash provided by operating activities:                              238           197
                                                                              ------        ------

Cash flows used in investing activities:
   Property improvements and replacements                                         --           (84)
   Net deposits to restricted cash in escrow                                      (8)          (81)
                                                                              ------        ------

         Net cash used in investing activities                                    (8)         (165)
                                                                              ------        ------

Cash flows used in financing activities:
   Payments on mortgage notes payable                                            (46)          (23)
   Assignment of rents held by lender-net                                        (70)           --
                                                                              ------        ------
Net cash flows used in financing activities                                     (116)          (23)
                                                                              ------        ------
Net increase in cash and cash equivalents                                        114             9

Cash and cash equivalents at beginning of period                                 456           426
                                                                              ------        ------

Cash and cash equivalents at end of period                                    $  570        $  435
                                                                              ======        ======

Supplemental disclosure of cash flow information:
Cash paid for interest                                                        $  308        $  310
                                                                              ======        ======

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES, L.P. I
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Brunner Companies Income Properties L.P. I (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 2000.

The Partnership's continued ability to operate is dependent on its relationship with New York Life Insurance Company (the "Lender") and its ability to either restructure the terms of the existing debt or raise additional capital. To that end, the Managing General Partner is continuing to negotiate with the Lender to extend or modify the terms of the existing notes. However, there can be no assurance that a debt restructuring or a renegotiation of terms will occur or that additional capital will be raised in a manner that will allow the Partnership to continue its operations in its present form. Alternative options available to the Partnership include the sale of one or more of the properties to a third party, liquidation of the Partnership, transfer of the properties to the lender in lieu of foreclosure or a bankruptcy filing.

The Partnership records as an allowance for uncollectable rents 100% of receivables over ninety days old, 50% of receivables over sixty but less than ninety one days old and 100% of receivables from former tenants. Increases in the allowance for uncollectable rents are included in the Statement of Operations as a charge against rental income. Recoveries of rents previously reserved are included in rental income as collected. For the quarter ended March 31, 2001, $104,000 of previously reserved rental income was collected and included in current rental income.

Certain reclassifications have been made to the 2000 information to conform to the 2001 presentation.

Note B - Collection of Rents and Control of Restricted Escrow Account by the Lender

In February 2001, the Lender, pursuant to an assignment of rents provision in the mortgage note agreements, contacted each tenant of all three properties and exercised its right to begin collecting rents directly from each tenant. The Lender has agreed to provide funding from the rents collected on a monthly basis to the Partnership for all ongoing expenses and obligations based on a budget approved by the Lender. The Lender has not foreclosed on the properties. The Lender has also agreed that the net cash flows after payment of expenses and debt service and escrow will be deposited into the Restricted Cash in Escrow account, on a quarterly basis. Also, in February, the Lender and the Partnership agreed to move the Restricted Cash in Escrow account from Regions Bank to a money market fund account with Eclipse Investment Management, LLC, a subsidiary of the Lender. At March 31, 2001, the balance of the Restricted Cash in Escrow account was $737,000. Additionally, at March 31, 2001, Assignment of Rents Held by the Lender, net of disbursements paid on behalf of the Partnership -- was $70,000.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. All of the outstanding stock of the Managing General Partner is owned by BCIP I & III, LLC, an affiliate of Hull/Storey Development, LLC ("Hull/Storey"). The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the three months ended March 31, 2001 and 2000 (in thousands):

                                                                  2001        2000
                                                                  ----        ----
         Property management fees (included in
                  operating expenses)                              $ 9         $13
         Reimbursement for services of affiliates
                  (included in general and administrative
                  expenses)                                        $ 6         $ 8

Additionally, the Partnership paid approximately $2,880 and $1,560 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's properties during the three months ended March 31, 2001 and 2000, respectively. These lease commissions are included in other assets and amortized over the terms of the respective leases.

Note D - Mortgage Notes Payable

The Partnership's three mortgage notes payable were past due at March 31, 2001 and as of the date of this filing. On January 25, 2001, the Partnership received from the Lender a written demand for full payment of each of the mortgage notes no later than February 15, 2001. Subsequently, the Lender verbally agreed to enter into a Loan Modification Agreement to extend the maturity dates through May 10, 2001. Management is currently negotiating with the Lender for an additional extension. During the extension and negotiating period, management and the Lender have agreed to continue the existing terms of the most recent modification agreement. The mortgage notes will continue to bear interest at the rate of 7% per annum and the Partnership will continue to make monthly payments of principal, interest and escrow of $131,261. Since the Lender is presently collecting the rents directly from the tenants, the Lender has agreed to remit on a quarterly basis, net cash flow, as defined, into the Restricted Cash in Escrow account, which is controlled jointly by the Lender and the Partnership.

The mortgage notes payable require a balloon payment at maturity for the remaining principal balance. These notes are nonrecourse and are all cross-collateralized and cross-defaulted and are secured by the properties and by a pledge of revenues from the respective properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three retail centers. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000 based on actual physical square footage occupancy of the properties during the quarter:

                                                     Average
                                                -----------------
                                                    Occupancy
                                                -----------------

                                                2001         2000
                                                ----         ----

         Hitchcock Plaza,                        81%          94%
         Aiken, South Carolina

         Whitehorse Plaza,                       13%          12%
         Greenville, South Carolina

         Georgetown Landing,                    100%         100%
         Georgetown, South Carolina

The Partnership's net income for the three months ended March 31, 2001, was $34,000 compared to a net loss of $107,000 for the corresponding period of 2000. Rental income for 2001 increased by $91,000 from 2000 which was due to the collection of $104,000 of prior period rents which were over 90 days past due from Kroger at Hitchcock Plaza. These rents had been fully reserved for in prior periods in the Partnership's allowance for uncollectable rents. Excluding the collection of past due rental income, rental income declined by $13,000 due to increasing vacancies at Hitchcock Plaza and Whitehorse Plaza. The Partnership's accounting policy is to record as an allowance for uncollectable rents 100% of receivables over ninety days old, 50% of receivables over sixty but less than ninety-one days old and 100% of receivables from former tenants.

Total expenses declined by $41,000 primarily due to a decrease in estimates for current year property taxes. The decrease in estimates is due to lower tax assessment valuations.

Two major tenants, Wal-Mart Stores and Winn-Dixie Stores, vacated their space at Whitehorse Plaza during 1999. Wal-Mart Stores continues to pay its lease obligations for 81,922 square feet, although the space is vacant. The Partnership is presently in litigation with Winn-Dixie Stores to collect rent on its 35,922 square feet. Winn-Dixie has not paid since June 1999. Both the Wal-Mart and Winn-Dixie leases extend into 2006. The balance due from Winn-Dixie Stores at March 31, 2001 was $492,105, which, under the Partnership's policy as discussed above, has been reserved for at 100%. The Winn-Dixie Stores account receivable has been pledged as collateral for the Partnership's mortgage notes payable.

Average occupancy at Hitchcock Plaza decreased to the departure of Pic N Pay and Goody's. During the first quarter of 2001, one new tenant, Traditional Korean Martial Arts Studio was added at Hitchcock Plaza effective April 1, 2001

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 2001, the Partnership held unrestricted cash of approximately $570,000. No distributions were made in 2001 or 2000. Any future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales, and the availability of cash reserves after restructuring the existing indebtedness or renegotiating its terms. Presently no cash distributions are planned.

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

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Partnership's three mortgage notes payable were past due at March 31, 2001 and as of the date of this filing. On January 25, 2001, the Partnership received from the Lender a written demand for full payment of each of the mortgage notes no later than February 15, 2001. Subsequently, the Lender verbally agreed to enter into a Loan Modification Agreement to extend the maturity dates through May 10, 2001. Management is currently negotiating with the Lender for an additional extension. During the extension and negotiating period, management and the Lender have agreed to continue the existing terms of the most recent modification agreement. The mortgage notes will continue to bear interest at the rate of 7% per annum and the Partnership will continue to make monthly payments of principal, interest and escrow of $131,261. Since the Lender is presently collecting the rents directly from the tenants, the Lender has agreed to remit on a quarterly basis, net cash flow, as defined, into the Restricted Cash in Escrow account, which is controlled jointly by the Lender and the Partnership.

The mortgage notes payable require a balloon payment in maturity for the remaining principal balance. These notes are nonrecourse and are all cross-collateralized and cross-defaulted and are secured by the properties and by a pledge of revenues from the respective properties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         None

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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

                                    BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                                    By: Brunner Management Limited Partnership
                                        Its General Partner

                                    By: 104 Management, Inc.
                                        Its Managing General Partner


                                    By: /s/James M. Hull
                                        ----------------------------------------
                                        James M. Hull
                                        President and Director


                                    By: /s/ Deborah Mosley
                                        ----------------------------------------
                                        Deborah Mosley
                                        Chief Accounting Officer

                                    Date: May 15, 2001