Form 10QSB
period 2001-06-30
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 2001-08-13
CIK 830737

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 0-24683

Brunner Companies Income Properties L.P. I
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1266850 (I.R.S. Employer Identification No.)

3632 Wheeler Road
P.O. Box 204227
Augusta, Georgia 30917-204227
(Address of principal executive offices)

(706) 863-2222
(Registrant’s telephone number, including area code)

(Former address since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title Class A Units 552,000 Class B Units 61,333	Outstanding as of July 31, 2001

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

BRUNNER COMPANIES INCOME PROPERTIES L.P. I
BALANCE SHEETS
(in thousands, except unit data)

	June 30,	December 31,

	2001	2000

	Unaudited	Audited

ASSETS

Cash and cash equivalents	$474	$456

Accounts receivable — net	28	53

Restricted cash in escrow	747	729

Assigned rents held by lender – net	181	—

Other assets	294	214

Investment properties – net	16,501	16,849

Total Assets	$18,225	$18,301

LIABILITIES

Accounts payable and accrued expenses	171	180

Accrued property taxes	76	27

Tenant security deposit liabilities	16	18

Mortgage notes payable	17,510	17,603

Total Liabilities	17,773	17,828

PARTNERS’ CAPITAL (DEFICIT) General partner’s	$(33)	$(33)

Class A limited partners’ — (552,000 units)	267	286

Class B limited partners’ — (61,333 units)	218	220

Total Partners’ Capital	452	473

Total Liabilities and Partners’ Capital	$18,225	$18,301

See Accompanying Notes to Financial Statements

BRUNNER COMPANIES INCOME PROPERTIES L.P. I
STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except unit data)

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Rental income	$523	$585	$1,144	$1,115

Other income	15	33	27	36

Total revenues	538	618	1,171	1,151

Expenses:

Operating	44	74	98	132

General and administrative	20	37	54	79

Depreciation	175	176	350	352

Interest	307	309	614	620

Property taxes	47	59	76	112

Total expenses	593	655	1,192	1,295

Net loss	$(55)	$(37)	$(21)	$(144)

Net loss allocated to general Partner (1.0%)	(1)	—	—	(1)

Net loss allocated to Class A limited partners (89.1%)	(49)	(33)	(19)	(128)

Net loss allocated to Class B limited partners (9.9%)	(5)	(4)	(2)	(15)

	$(55)	$(37)	$(21)	$(144)

Net loss per Class A limited Partnership units	$(.09)	$(.06)	$(.03)	$(.23)

See Accompanying Notes to Financial Statements

BRUNNER COMPANIES INCOME PROPERTIES L.P. I
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
(Unaudited)
(in thousands, except unit data)

	Limited Partners'

	General Partner's	Class A	Class B	Total

Original capital contributions	$1	$5,520	$613	$6,134

Partners’ capital (deficit) at December 31, 2000	$(33)	$286	$220	$473

Net loss for the six months ended June 30, 2001	—	(19)	(2)	(21)

Partners’ capital (deficit) at June 30, 2001	$(33)	$267	$218	$452

See Accompanying Notes to Financial Statements

BRUNNER COMPANIES INCOME PROPERTIES L.P. I
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	June 30,

	2001	2000

Cash flows from operating activities

Net loss	$(21)	$(144)

Adjustments to reconcile net loss to net cash provided by Operating activities Depreciation	350	352

Amortization of loan costs and leasing commissions	14	15

Change in deferred and accrued amounts Accounts receivable	25	14

Other assets	(94)	(115)

Accounts payable and accrued expenses	(9)	57

Tenant security deposit liabilities	(2)	—

Accrued property taxes	49	112

Net cash provided by operating activities	312	291

Cash flows used in investing activities Property improvements and replacements	(2)	(84)

Net deposits to restricted escrows	(18)	(120)

Assigned rents held by lender, net	(181)	—

Net cash used in investing activities	(201)	(204)

Cash used in financing activities Payments on mortgage notes payable	(93)	(54)

Net increase in cash and cash equivalents	18	33

Cash and cash equivalents at beginning of the period	456	426

Cash and cash equivalents at end of the period	$474	$459

Supplemental disclosure of cash flow information

Cash paid for interest	$614	$620

See Accompanying Notes to Financial Statements

BRUNNER COMPANIES INCOME PROPERTIES, L.P. I
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note A — Basis of Presentation

The accompanying unaudited financial statements of Brunner Companies Income Properties L.P. I (the “Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the “Managing General Partner”), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and the six-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-KSB for the fiscal year ended December 31, 2000.

The Partnership’s continued ability to operate is dependent on its relationship with New York Life Insurance Company (the “Lender”) and its ability to continue to either restructure the terms of its existing debt or raise additional capital. The Managing General Partner has negotiated with the Lender to extend the terms of the existing notes through May 10, 2002. However, after that date, there can be no assurance that a debt restructuring or a renegotiation of terms will occur or that additional capital will be raised in a manner that will allow the Partnership to continue its operations in its present form. Alternative options currently being considered by the Managing General Partner include the sale of one or more of its three retail shopping centers (the “Investment Properties”) to a third party, liquidation of the Partnership, transfer of the Investment Properties to the Lender in lieu of foreclosure or a bankruptcy filing.

The Partnership records as an allowance for uncollectable rents 100% of receivables over ninety days old, 50% of receivables over sixty but less than ninety one days old and 100% of receivables from former tenants. Increases in the allowance for uncollectable rents are included in the Statement of Operations as a charge against rental income. Recoveries of rents previously reserved are included in rental income as collected. For the six months ended June 30, 2001, $104,000 of previously reserved rental income was collected and included in current rental income

Certain reclassifications have been made to the 2000 information to conform to the 2001 presentation.

Note B – Proposed Disposition of Investment Properties

The Managing General Partner (“Management”) currently is contemplating a sale of its three Investment Properties, which would lead to a dissolution of the Partnership. Management is seeking approval from the Lender to list the three Investment Properties through a national real estate broker to be marketed for sale. Also, while seeking the Lender’s approval, Management is diligently seeking buyers for the Investment Properties with the intention of closing the sales transactions on or before May 10, 2002, the date the notes payable become due (the “Extended Maturity Date”). Should the Investment Properties not be sold by the Extended Maturity Date, Management will have to renegotiate a new loan extension agreement, surrender the Investment Properties to the Lender in lieu of foreclosure or file bankruptcy proceedings.

Upon the ultimate sale or disposition of all assets and satisfaction of all liabilities, any remaining cash will be distributed as provided for under the partnership agreement.

Note C – Collection of Rents and Control of Restricted Escrow Account by the Lender

In February 2001, the Lender, pursuant to an assignment of rents provision in the mortgage note agreements, contacted each tenant of all three Investment Properties and exercised its right to begin collecting rents directly from each tenant. The Lender has agreed to provide funding from the rents collected on a monthly basis to the Partnership for all ongoing expenses and obligations based on a budget approved by the Lender. The Lender has not foreclosed on the properties. The Lender has also agreed that the net cash flows after payment of expenses, debt service and escrow will be deposited into the Restricted Cash in Escrow account, on a quarterly basis. Also, in February of 2001, the Lender and Management agreed to move the Restricted Cash in Escrow account from Regions Bank to a money market fund account with Eclipse Investment Management, LLC, a subsidiary of the Lender. At June 30, 2001, the balance of the Restricted Cash in Escrow account was $747,000. Additionally, at June 30, 2001, the balance of rents collected by the lender, net of disbursements made on behalf of the partnership, was $181,000 and is reported in the Balance Sheet as Assigned Rents Held by Lender- Net.

Note D — Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. All of the outstanding stock of the Managing General Partner is owned by BCIP I & III, LLC, an affiliate of Hull/Storey Development, LLC (“Hull/Storey”). The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the six months ended June 30, 2001 and 2000 (in thousands):

	2001	2000

Property management fees (included in operating expenses)	$19	$33

Reimbursement for services of affiliates (included in general and administrative expenses)	$13	$16

Additionally, the Partnership paid approximately $2,880 and $2,760 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership’s Investment Properties during the six months ended June 30, 2001 and 2000, respectively. These lease commissions are included in other assets and amortized over the terms of the respective leases.

Note E — Mortgage Notes Payable

The Lender has extended the Partnership’s three mortgage notes payable to May 10, 2002. The mortgage notes payable will continue to bear interest at the rate of 7% per annum and the Partnership will continue to make monthly payments of principal, interest and escrow of $131,261. Since the Lender presently is collecting the rents directly from the tenants, the Lender is deducting the monthly mortgage payments and has agreed to remit on a quarterly basis, the net cash flow, after payment of partnership expenses, as defined, into the Restricted Cash in Escrow account, which is controlled jointly by the Lender and the Partnership.

The mortgage notes payable require a balloon payment at maturity for the remaining principal balance. These notes are nonrecourse and are all cross-collateralized and cross-defaulted and are secured by the properties and by a pledge of revenues from the respective Investment Properties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership’s Investment Properties consist of three retail shopping centers. The following table sets forth the average occupancy of the Investment Properties for the six months ended June 30, 2001 and 2000, based on actual physical square footage occupancy of the Investment Properties during the quarter:

	Average

	Occupancy

	2001	2000

Hitchcock Plaza, Aiken, South Carolina	80%	94%

Whitehorse Plaza, Greenville, South Carolina	13%	16%

Georgetown Landing, Georgetown, South Carolina	100%	100%

Results of Operations

Three Months Ended June 30, 2001 and 2000

The Partnership’s net loss for the three months ended June 30, 2001, was $55,000 compared to a net loss of $37,000 for the corresponding period of 2000. Total revenues decreased by $80,000 primarily because of an increase in the allowance for uncollectable rents and a decrease in lease cancellation fee income.

Total expenses declined by $62,000 due to decreases in operating and general and administrative expenses. Contributing to the decline in expenses were lower management fees, lower legal and accounting fees and lower property tax expense.

Six Months Ended June 30, 2001 and 2000

The Partnership’s net loss for the six months ended June 30, 2001 was $21,000 compared to a loss of $144,000 for the six months ended June 30, 2000. The $123,000 decrease in the net loss was due to increased rental income, decreased operating expenses, decreased general and administrative expense and decreased property tax expense. Rental income for 2001 increased by $29,000 from 2000 which was due to the collection of $104,000 of prior period rents which were over 90 days past due from Kroger at Hitchcock Plaza. These rents had been fully reserved for in prior periods in the Partnership’s allowance for uncollectable rents. Excluding the collection of past due rental income, rental income declined by $75,000 due to increasing vacancies at both Hitchcock Plaza and Whitehorse Plaza. The Partnership’s accounting policy is to record as an allowance for uncollectable rents 100% of receivables over ninety days old, 50% of receivables over sixty but less than ninety-one days old and 100% of receivables from former tenants.

Operating expenses declined due to decreased maintenance expense and management fees. General and administrative expense declined due to decreased legal and accounting fees. Property taxes declined due to lower tax accruals, which were the result of lower property tax valuations caused by the vacancies at Whitehorse Plaza and Hitchcock Plaza. The Partnership is continuing to appeal the property tax assessment valuations of its Investment Properties.

Two major tenants, Wal-Mart Stores and Winn-Dixie Stores, vacated their space at Whitehorse Plaza during 1999. Wal-Mart Stores continues to pay its lease obligations for 81,922 square feet, although the space is vacant. The Partnership is presently in litigation with Winn-Dixie Stores to collect rent on its 35,922 square feet. Winn-Dixie has not paid since June 1999. Both the Wal-Mart and Winn-Dixie leases extend into 2006. The balance due from Winn-Dixie Stores at June 30, 2001 was $545,930, which, under the Partnership’s policy as discussed above, has been reserved for at 100%. The Winn-Dixie Stores account receivable has been pledged as collateral for the Partnership’s mortgage notes payable.

Average occupancy at Hitchcock Plaza decreased due to the departure of Pic N Pay and Goody’s in 2000. During the first quarter of 2001, one new tenant, Traditional Korean Martial Arts Studio was added at Hitchcock Plaza effective April 1, 2001.

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

At June 30, 2001, the Partnership held unrestricted cash of approximately $474,000. No distributions were made in 2001 or 2000. Any future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales, and the availability of cash reserves after restructuring the existing indebtedness or renegotiating its terms. Presently no cash distributions are planned.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART II — OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Partnership’s three mortgage notes payable, which were past due at March 31, 2001, have been extended by the Lender to May 10, 2002 and are no longer in default.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNNER COMPANIES INCOME PROPERTIES L.P. I

By:	Brunner Management Limited Partnership Its General Partner

By:	104 Management, Inc. Its Managing General Partner

By:	/s/James M. Hull James M. Hull President and Director

By:	/s/ Deborah Mosley Deborah Mosley Chief Accounting Officer

Date: August 13, 2001