Form 10QSB
period 2001-09-30
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 2001-11-14
CIK 830737

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Title
         Class A Units 552,000              Outstanding as of
         Class B Units 61,333               October 31, 2001

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                                 BALANCE SHEETS
                        (in thousands, except unit data)

                                                                          September 30,                     December 31,
                                                                          -------------                     ------------
                                                                             2001                               2000
                                                                          -------------                     ------------
                                                                            Unaudited                         Audited
ASSETS
   Cash and cash equivalents                                               $        508                      $       456
   Accounts receivable - net                                                         38                               53
   Restricted cash in escrow                                                        747                              729
   Assigned rents held by lender - net                                              174                               --
   Other assets                                                                     343                              214
   Investment properties - net                                                   15,645                           16,849
                                                                           ------------                      -----------

Total Assets                                                               $     17,455                      $    18,301
                                                                           ============                      ===========

LIABILITIES
   Accounts payable and accrued expenses                                            148                              180
   Accrued property taxes                                                           170                               27
   Tenant security deposit liabilities                                               16                               18
   Mortgage notes payable                                                        17,463                           17,603
                                                                           ------------                      -----------

Total Liabilities                                                                17,797                           17,828

PARTNERS' CAPITAL (DEFICIT)
   General partner's                                       $   (41)                             $   (33)
   Class A limited partners' - (552,000 units)                (440)                                 286
   Class B limited partners' - (61,333 units)                  139                                  220
                                                           -------                              -------

Total Partners' Capital                                                            (342)                             473
                                                                           ------------                      -----------

Total Liabilities and Partners' Capital                                    $     17,455                      $    18,301
                                                                           ============                      ===========

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                                       Three Months Ended                    Nine Months Ended
                                                                          September 30,                        September 30,
                                                                   --------------------------           --------------------------
                                                                     2001               2000              2001               2000
                                                                   --------           -------           --------           -------
Revenues:
   Rental income                                                   $    526           $   525           $  1,670           $ 1,640
   Other income                                                           6                19                 33                54
                                                                   --------           -------           --------           -------

Total revenues                                                          532               544              1,703             1,694
                                                                   --------           -------           --------           -------

Expenses:
   Operating                                                             58                75                156               206
   General and administrative                                            13                11                 67                91
   Depreciation                                                         175               179                525               532
   Interest                                                             306               309                920               929
   Property taxes                                                        94                59                170               171
   Impairment loss on Whitehorse Plaza                                  680                --                680                --
                                                                    -------           -------           --------           -------
Total expenses                                                        1,326               633              2,518             1,929
                                                                   --------           -------           --------           -------

Net loss                                                           $   (794)          $   (89)          $   (815)          $  (235)
                                                                   ========           =======           ========           =======

Net loss allocated to general
partner (1.0%)                                                     $     (8)          $    (1)          $     (8)          $    (2)

Net loss allocated to Class A
limited partners (89.1%)                                               (707)              (79)              (726)             (210)

Net loss allocated to Class B
limited partners (9.9%)                                                 (79)               (9)               (81)              (23)
                                                                   --------           -------           --------           -------

                                                                   $   (794)          $   (89)          $   (815)          $  (235)
                                                                   ========           =======           ========           =======

Net loss per Class A limited
partnership units                                                  $  (1.28)          $  (.14)          $  (1.32)          $  (.38)
                                                                   ========           =======           ========           =======

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                                                                          Limited Partners'
                                                                   General            --------------------------
                                                                  Partner's           Class A            Class B            Total
                                                                  ---------           -------           --------           -------
Original capital contributions                                     $      1           $ 5,520           $    613           $ 6,134
                                                                   ========           =======           ========           =======

Partners' capital (deficit) at
    December 31, 2000                                              $    (33)          $   286           $    220           $   473

Net loss for the nine months ended
September 30, 2001                                                       (8)             (726)               (81)             (815)
                                                                   --------           -------           --------           -------

Partners' capital (deficit) at
    September 30, 2001                                             $    (41)          $  (440)          $    139           $  (342)
                                                                   ========           =======           ========           =======

               See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                       -------------------------
                                                                                        2001               2000
                                                                                       -------           -------
Cash flows from operating activities
     Net loss                                                                          $  (815)          $  (235)
Adjustments to reconcile net loss to net cash provided by
Operating activities
     Impairment loss on Whitehorse Plaza                                                   680                --
     Depreciation                                                                          525               532
     Amortization of loan costs and leasing commissions                                     19                21
Change in deferred and accrued amounts
     Accounts receivable                                                                    15                11
     Other assets                                                                         (148)             (179)
     Accounts payable and accrued expenses                                                 (32)               61
     Accrued property taxes                                                                143                (2)
     Tenant security deposit liabilities                                                    (2)              171
                                                                                       -------           -------

            Net cash provided by operating activities                                      385               380
                                                                                       -------           -------

Cash flows used in investing activities
     Property improvements and replacements                                                 (1)              (84)
     Net deposits to restricted escrows                                                    (18)             (158)
                                                                                       -------           -------

            Net cash used in investing activities                                          (19)             (242)
                                                                                       -------           -------

Cash used in financing activities
     Payments on mortgage notes payable                                                   (140)              (98)
     Assigned rents held by lender, net                                                   (174)               --
                                                                                       -------           -------

             Net cash used in financing activities                                        (314)              (98)
                                                                                       -------           -------

Net increase in cash and cash equivalents                                                   52                40

Cash and cash equivalents at beginning of the period                                       456               426
                                                                                       -------           -------

Cash and cash equivalents at end of the period                                         $   508           $   466
                                                                                       =======           =======
Supplemental disclosure of cash flow information
Cash paid for interest                                                                 $   920           $   929
                                                                                       =======           =======

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES, L.P. I
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Brunner Companies Income Properties L.P. I (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and the nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 2000.

The Partnership's continued ability to operate is dependent on its relationship with New York Life Insurance Company (the "Lender") and its ability to continue to either restructure the terms of its existing debt or raise additional capital. The Managing General Partner has negotiated with the Lender to extend the terms of the existing notes through May 10, 2002 (the "Extended Maturity Date"). However, after that date, there can be no assurance that a debt restructuring or a renegotiation of terms will occur or that additional capital will be raised in a manner that will allow the Partnership to continue its operations in its present form. Subsequent to September 30, 2001, the Partnership sold one of its investment properties, the Whitehorse Plaza retail shopping center, to an unrelated third party. The Managing General Partner is attempting to sell its remaining two retail shopping centers (the "Investment Properties") to a third party and liquidate the Partnership by May 10, 2002. Should the Investment Properties not be sold by the Extended Maturity Date, management will have to renegotiate a new loan extension agreement, surrender the Investment Properties to the Lender in lieu of foreclosure or file for bankruptcy protection.

The Partnership records as an allowance for uncollectable rents 100% of receivables over ninety days old, 50% of receivables over sixty but less than ninety one days old and 100% of receivables from former tenants. Increases in the allowance for uncollectable rents are included in the Statement of Operations as a charge against rental income. Recoveries of rents previously reserved are included in rental income as collected. For the nine months ended September 30, 2001, $104,000 of previously reserved rental income was collected and is included in current rental income.

Certain reclassifications have been made to the 2000 information to conform to the 2001 presentation.

Note B - Disposition of Investment Properties

The Partnership sold its Whitehorse Plaza investment property to an unrelated party through a series of transactions subsequent to September 30, 2001. An impairment loss of $680,000 was recognized in the third quarter of 2001 to adjust the carrying value of the Whitehorse Plaza investment property to its fair value, as determined by the terms of the subsequent sale of the investment property. The transactions comprising this sale are further described in Note F - Subsequent Events.

The Managing General Partner ("Management") has listed for sale the remaining two Investment Properties of the Partnership through a national real estate broker with the intention of closing the sales transactions on or before the Extended Maturity Date. Should the Investment Properties not be sold by the Extended Maturity Date, Management will have to renegotiate a new loan extension agreement, surrender the Investment Properties to the Lender in lieu of foreclosure or file for bankruptcy protection.

Upon the ultimate sale or disposition of all assets and satisfaction of all liabilities, any remaining cash will be distributed as provided for under the partnership agreement.

Note C - Collection of Rents and Control of Restricted Escrow Account by the Lender

In February 2001, the Lender, pursuant to an assignment of rents provision in the mortgage note agreements, contacted each tenant of all three Investment Properties and exercised its right to begin collecting rents directly from each tenant. The Lender has agreed to provide funding from the rents collected on a monthly basis to the Partnership for all ongoing expenses and obligations based on a budget approved by the Lender. The Lender has not foreclosed on the properties. The Lender has also agreed that the net cash flows after payment of expenses, debt service and escrow will be deposited into the Restricted Cash in Escrow account, on a quarterly basis. Also, in February of 2001, the Lender and Management agreed to move the Restricted Cash in Escrow account from Regions Bank to a money market fund account with Eclipse Investment Management, LLC, a subsidiary of the Lender. As of September 30, 2001, the balance of the Restricted Cash in Escrow account was $747,000. Additionally, as of September 30, 2001, the balance of rents collected by the lender, net of disbursements made on behalf of the Partnership, was $174,000 and is reported in the Balance Sheet as Assigned Rents Held by Lender-Net.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. All of the outstanding stock of the Managing General Partner is owned by BCIP I & III, LLC, an affiliate of Hull Storey Retail Group, LLC (f/k/a Hull/Storey Development, LLC) ("Hull/Storey"). The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the nine months ended September 30, 2001 and 2000 (in thousands):

                                                                       2001             2000
                                                                       ----             ----
         Property management fees (included in
                  operating expenses)                                  $  38            $  53

         Reimbursement for services of affiliates
                  (included in general and administrative
                  expenses)                                            $  13            $  23

Additionally, the Partnership paid $2,880 and $11,135 to an affiliate of the Managing General Partner for lease commissions related to new leases at the Partnership's Investment Properties during the nine months ended September 30, 2001 and 2000, respectively. These lease commissions are included in other assets and amortized over the terms of the respective leases.

Also, commissions and legal fees were paid to affiliates of the Managing General Partner concerning the settlement of the Winn Dixie Litigation, the termination of the Wal-Mart Lease and the sale of Whitehorse Plaza as discussed below in Note F - Subsequent Events. A summary is as follows (in thousands):

         Commissions paid or accrued to Hull Storey Retail Group, LLC  $ 139
         Legal fees paid or accrued to related parties                   173
                                                                       -----

         Total commissions and legal fees relating to the sale of
                  Whitehorse Plaza paid to affiliates                  $ 312
                                                                       =====

Note E - Mortgage Notes Payable

The Lender has extended the Partnership's three mortgage notes payable to May 10, 2002 and has restructured the remaining balance of the Whitehorse Plaza mortgage note payable after the sale of this property. See Note F - Subsequent Events. The mortgage notes payable will continue to bear interest at the rate of 7% per annum and the Partnership will continue to make monthly payments of principal, interest and escrow of $88,454 for the Georgetown Square and Hitchcock Plaza mortgage notes payable. The remaining approximately $376,000 balance of the Whitehorse Plaza mortgage note payable is secured by the Georgetown Landing and Hitchcock Plaza properties and is expected to be serviced monthly from cash flows from the Georgetown Square and Hitchcock Plaza properties. Since the Lender presently is collecting the rents directly from the tenants, the Lender is deducting the monthly mortgage payments and has agreed to remit on a quarterly basis, the net cash flow, after payment of partnership expenses, as defined, into the Restricted Cash in Escrow account, which is controlled jointly by the Lender and the Partnership.

The mortgage notes payable require a balloon payment at maturity for the remaining principal balance. These notes are nonrecourse and are all cross-collateralized and cross-defaulted and are secured by the Investment Properties and by a pledge of revenues from the respective Investment Properties.

Note F - Subsequent Events

On November 1, 2001, the Partnership sold its Whitehorse Plaza investment property to an unrelated third party. In order to facilitate the sale, the Partnership negotiated termination agreements with Winn Dixie Stores and Wal-Mart Stores and settled a condemnation proceeding with the State of South Carolina over land condemned for the widening of Whitehorse Road at this property. The resulting net loss of $680,000 has been recognized as an impairment loss in the quarter ended September 30, 2001 pursuant to the subsequent sale of Whitehorse Plaza in the fourth quarter of 2001 and is more fully described below:

Impairment Loss On Sale of Whitehorse Plaza - Recognized in Third Quarter of 2001 (in thousands)

Net Sales Price of Whitehorse Plaza                                                               $  3,015
Proceeds from settlement of the Winn Dixie Litigation and
     termination of the Winn Dixie lease, net                                                          970
Proceeds from termination of Wal-Mart lease, net                                                     1,164
Proceeds from Highway 25 State of
     South Carolina Condemnation, net                                                                   49
                                                                                                  --------

Net sales proceeds                                                                                   5,198
Carrying amount of assets sold                                                                      (5,878)
                                                                                                  --------

Net impairment loss Whitehorse Plaza                                                              $   (680)
                                                                                                  ========

Each of the above individual transactions is summarized below:

Proceeds from the November 1, 2001 sale of Whitehorse Plaza
(in thousands)

Sales price of Whitehorse Plaza                                                                   $  3,250
     Less: sales commissions                                                                          (195)
           write off of property taxes receivable, settled as part
             of termination fee                                                                        (38)

           write off of accrued rents, settled as part of termination fee                               (2)
                                                                                                  --------
Net Sales Price of Whitehorse Plaza                                                               $  3,015
                                                                                                  ========
Net Sales Price of Whitehorse Plaza                                                               $  3,250
     Less:  sales commissions                                                                         (195)
            property taxes, deposits and rents prorated at closing                                     (80)
                                                                                                  --------
Proceeds from the November 1, 2001 sale of Whitehorse Plaza, net                                  $  2,975
                                                                                                  ========

A sales commission of $65,000 (included in the total commission of $195,000 as shown above) was paid to Hull Storey Retail Group, LLC, a related party to the Managing General Partner; said $65,000 is included and set forth in Note D - Transactions with Affiliated Parties.

Termination of Whitehorse Plaza Winn-Dixie Lease

Effective October 1, 2001 Winn-Dixie terminated its lease at Whitehorse Plaza, settled all outstanding litigation claims and paid a termination fee as follows (in thousands):

Proceeds from Settlement of Winn-Dixie Litigation                                                 $  1,260
      Less: commission                                                                                 (38)
            legal fees                                                                                (252)
                                                                                                  --------

Winn-Dixie termination fee, net                                                                   $    970
                                                                                                  ========

In connection with the settlement of the lawsuit concerning the termination of the Whitehorse Plaza Winn-Dixie Lease, a commission of $37,500 was paid to Hull Storey Retail Group, LLC, a related party to the Managing General Partner and legal fees of $84,000 each were paid to attorneys John H. Gibson, N. Wayne Grovenstein and Tucker, Everitt, Long, Brewton and Lanier, the Partnership's outside law firm. Mr. Gibson and Mr. Grovenstein are employees of Hull Storey Retail Group, LLC and provided legal representation and assistance, along with the Partnership's outside attorneys, to the Partnership in this matter, which was ongoing for over two years.

Termination of Whitehorse Plaza Wal-Mart Lease

Effective November 1, 2001, Wal-Mart Stores terminated its lease at Whitehorse Plaza and paid a termination fee as follows (in thousands):

Proceeds from Wal-Mart lease termination fee                                                       $ 1,200
     Less: commission                                                                                  (36)
                                                                                                   -------

Wal-Mart termination fee, net                                                                      $ 1,164
                                                                                                   =======

In connection with the termination of the Whitehorse Plaza Wal-Mart lease, a commission of $36,000 (as shown above) was paid to Hull Storey Retail Group, LLC, a related party to the Managing General Partner.

Condemnation Settlement With the South Carolina Department of Transportation

Subsequent to September 30, 2001, the Partnership agreed to accept $55,900 from the South Carolina Department of Transportation in settlement of a condemnation proceeding concerning the taking of a certain portion of land necessary for the construction of Road U. S. 25 Whitehorse Road at Whitehorse Plaza. A summary is as follows (in thousands):

Proceeds due from condemnation fee                                                                    $ 56
Less: legal fee payable                                                                                 (5)
      commission payable                                                                                (2)
                                                                                                      ----

Condemnation settlement fee, net                                                                      $ 49
                                                                                                      ====

Upon receipt of the condemnation fee, a commission of $1,650 and a legal fee of $5,500 (as shown above) are payable to Hull Storey Retail Group, LLC, a related party to the Managing General Partner.

Release of Whitehorse Plaza Property as Collateral by the Lender; Payment of Restricted Escrow Funds against the Whitehorse Plaza Debt; Restructuring of Remaining Whitehorse Plaza Debt

As a result of the above transactions, the lender has released its lien on Whitehorse Plaza as collateral on the Partnership's Debt. The net proceeds from each of the above transactions were or will be received directly by the Partnership's lender, New York Life Insurance Corporation, and will be applied to reduce the Whitehorse mortgage note payable. Additionally, the Partnership and the Lender have agreed to pay $665,000 from the Restricted Escrow Account against the Whitehorse Mortgage Payable. The resulting note balance of approximately $376,000 is secured by mortgage liens on the Georgetown Landing and Hitchcock Plaza properties of the Partnership, bears interest at 7% per annum and is due and payable in full on May 10, 2002. A summary of the actual and pro forma mortgage balances at September 30, 2001 is as follows:

Actual Mortgage Notes Payable Balances at 09-30-2001 (in thousands)

     Georgetown Landing                                                                           $  1,383
     Whitehorse Plaza                                                                                6,236
     Hitchcock Plaza                                                                                 9,844
                                                                                                  --------

Total Actual Mortgage Notes Payable at 09-30-2001                                                 $ 17,463
                                                                                                  ========

PRO FORMA MORTGAGE NOTES PAYABLE BALANCES AT 09-30-2001 (in thousands)

     Whitehorse Plaza Note Payable at 09-30-2001                                                  $  6,236
                                                                                                  --------
         Adjustments
         Whitehorse Plaza sales proceeds, net                                                       (2,975)
         Termination of Winn Dixie lease, net                                                         (970)
         Termination of Wal-Mart lease, net                                                         (1,164)
         Payment from Restricted Escrow Funds                                                         (665)
         Transfer of escrow for taxes and insurance                                                    (80)
         October Whitehorse Plaza Note payment made by the Partnership                                  (6)
                                                                                                  --------
       Net Adjustments                                                                              (5,860)
                                                                                                  --------

     Remainder Balance from Whitehorse Plaza Mortgage Note Payable                                     376
     Georgetown Landing Mortgage Note Payable                                                        1,383
     Hitchcock Plaza Mortgage Note Payable                                                           9,844
                                                                                                  --------

Total pro forma mortgage notes payable at 09-30-2001                                              $ 11,603
                                                                                                  ========

A Pro Forma Balance Sheet at September 30, 2001, adjusted for the effects of the sale of Whitehorse Plaza, is as follows (in thousands):

                                                        Actual                                   Pro Forma
                                                       Balance                    Pro Forma       Balance
                                                      09-30-01                   Adjustment      09-30-01
                                                      --------                   ---------      ---------
Assets
Cash and cash equivalents                           $      508                   $              $     508
Accounts receivable                                         38                          (2)            36
Restricted cash in escrow                                  747          (2)           (665)            82
Assigned rents held by lender - net                        174                                        174
Other assets                                               343          (1)            (21)           322
Investment properties                                   15,645          (1)         (5,195)        10,450
                                                      --------                   ---------      ---------

Total Assets                                          $ 17,455                   $  (5,883)     $  11,572
                                                      ========                   =========      =========

Liabilities
Accounts payable                                    $      148          (1)      $      13      $     161
Accrued property taxes                                     170          (1)            (33)           137
Tenant security deposits                                    16          (1)             (3)            13
Mortgage notes payable                                  17,463        (1,2)         (5,860)        11,603
                                                      --------                   ---------      ---------

Total Liabilities                                       17,797                      (5,883)        11,914

Partners' Capital                                         (342)                                      (342)
                                                      --------                   ---------      ---------

Total Liabilities and Partners' Capital               $ 17,455                   $  (5,883)     $  11,572
                                                      ========                   =========      =========

Pro Forma Adjustments

(1) - Record reduction of investment property, unamortized lease commissions, mortgage note payable; adjust accounts receivable, adjust other assets, accounts payable, accrued property taxes and tenant security deposits.

(2) - Record reduction in mortgage note payable from restricted cash in escrow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

At September 30, 2001, the Partnership's Investment Properties consisted of three retail shopping centers. The following table sets forth the average occupancy of the Investment Properties for the nine months ended September 30, 2001 and 2000, based on actual physical square footage occupancy of the Investment Properties during the nine-month period.

                                                                        Average
                                                                       Occupancy
                                                                -----------------------
                                                                2001               2000
                                                                ----               ----
                   Hitchcock Plaza,                              84%                95%
                   Aiken, South Carolina

                   Whitehorse Plaza,                             13%                15%
                   Greenville, South Carolina

                   Georgetown Landing,                          100%               100%
                   Georgetown, South Carolina

Results of Operations
Three Months Ended September 30, 2001 and 2000

The Partnership's net loss for the three months ended September 30, 2001, was $794,000 compared to a net loss of $89,000 for the corresponding period of 2000. The loss is substantially attributable to the impairment loss on the sale of Whitehorse Plaza of $680,000 and the continued lack of rental income at Whitehorse Plaza due to a high vacancy rate. Total revenues decreased by $12,000 primarily because of an increase in the allowance for uncollectable rents and a decrease in lease cancellation fee income.

Total expenses increased by $693,000 due to the $680,000 Whitehorse Plaza impairment loss referred to above, and an increase in general and administrative expenses of $2,000 and an increase in property taxes of $35,000 offset by declines in operating expenses, depreciation, interest and property taxes. Property tax expense increased due to a significant property tax valuation increase at Whitehorse Plaza, which Management has appealed.

Two major tenants at Whitehorse plaza, Wal-Mart Stores and Winn-Dixie Stores, both with leases extending into 2006, vacated their space at Whitehorse Plaza during 1999. In the fourth quarter of 2001, Winn Dixie settled its ongoing litigation with the Partnership and both Winn Dixie and Wal-Mart settled their lease obligations with payments of lease termination settlement fees to the Partnership. These events were a part of a series of transactions comprising the sale of Whitehorse Plaza, as discussed above, and are more fully described in Note F- Subsequent Events.

Nine Months Ended September 30, 2001 and 2000

The Partnership's net loss for the nine months ended September 30, 2001 was $815,000 compared to a loss of $235,000 for the nine months ended September 30, 2000. The $580,000 increase in the net loss was due to the $680,000 impairment loss pursuant to the subsequent sale of Whitehorse Plaza in the fourth quarter of 2001 offset by the recovery of $104,000 in previously reserved rents receivable and declines in all other expense categories.

Operating expenses declined due to decreased maintenance expense and management fees. General and administrative expense declined due to decreased legal and accounting fees. Property taxes declined slightly. However, lower property tax valuations for 2000, caused by the vacancies at Whitehorse Plaza and successful tax appeals by the Managing General Partner have been offset by a significant property tax valuation increase at Whitehorse Plaza in 2001, which Management has appealed.

Average occupancy at Hitchcock Plaza decreased due to the departure of Pic N Pay and Goody's in 2000. Effective April 1, 2001, one new tenant, Traditional Korean Martial Arts Studio was added at Hitchcock Plaza.

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

At September 30, 2001, the Partnership held unrestricted cash of approximately $508,000. No distributions were made in 2001 or 2000. Any future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales, and the availability of cash reserves after restructuring the existing indebtedness or renegotiating its terms. Presently no cash distributions are planned.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit 10.59 - Loan Modification Agreement, dated June 29, 2000, relating to Georgetown Square, with New York Life Insurance Company as Secured Party

                  Exhibit 10.60 - Loan Modification Agreement, dated June 29, 2000, relating to Whitehorse Plaza, with New York Life Insurance Company as Secured Party

                  Exhibit 10.61 - Loan Modification Agreement, dated June 29, 2000, relating to Hitchcock Plaza, with New York Life Insurance Company as Secured Party

                  Exhibit 10.62 - Lease Termination Agreement, dated August 31, 2001, relating to Whitehorse Plaza, with Winn-Dixie Charlotte, Inc.

                  Exhibit 10.63 - Lease Termination Agreement, dated October 15, 2001, relating to Whitehorse Plaza, with Wal-Mart Real Estate Business Trust

                  Exhibit 10.64 - First Amendment to Lease Termination Agreement, dated October 31, 2001 relating to Whitehorse Plaza, with Wal-Mart Real Estate Business Trust

                  Exhibit 10.65 - Promissory Note dated October 31, 2001, relating Whitehorse Plaza, to New York Life Insurance Company

                  Exhibit 10.66 - Contract for Purchase and Sale of Commercial Real Estate, dated September 27, 2001, relating to the sale of Whitehorse Plaza, with NTD Realty Investments, LLC

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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

                                 BRUNNER COMPANIES INCOME PROPERTIES L.P. I


                                 By:  Brunner Management Limited Partnership
                                      Its General Partner


                                 By:  104 Management, Inc.
                                      Its Managing General Partner


                                 By:  /s/James M. Hull
                                      -----------------------------------------
                                      James M. Hull
                                      President and Director


                                 By:  /s/ Deborah Mosley
                                      -----------------------------------------
                                      Deborah Mosley
                                      Chief Accounting Officer

                                 Date November 13, 2001