Form 10KSB40
period 2001-12-31
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 2002-03-29
CIK 830737

                    Form 10-KSB-Annual or Transitional Report
                           Under Section 13 or 15 (d)
                                   Form 10-KSB

         (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the fiscal year ended December 31, 2001
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $2,136,000

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Brunner Companies Income Properties L.P. I, (the "Registrant" or "Partnership"), is in the process of liquidation. During 2001 and 2000, the Partnership owned and operated three retail shopping centers: Georgetown Landing, Georgetown, South Carolina ("Georgetown Landing"); White Horse Plaza, Greenville, South Carolina ("Whitehorse Plaza"); and Hitchcock Plaza, Aiken, South Carolina ("Hitchcock Plaza"). In November 2001, the Partnership sold Whitehorse Plaza. On February 15, 2002, Georgetown Landing was sold. The Partnership continues to own and operate Hitchcock Plaza, which is available for sale.

Due to its lack of liquidity and capital, the competitive nature of retail merchandising, the significant general and administrative expenses required to continue in operation as a publicly held partnership and in order to preserve existing capital, the Partnership intends to dispose of Hitchcock Plaza during 2002 and complete its liquidation as promptly as possible.

The Partnership is highly leveraged. The Partnership's mortgage notes payable secured by Georgetown Landing and Whitehorse Plaza were repaid in full on February 15, 2002 from the proceeds of the subsequent sale of Georgetown Landing and cash held by the Partnership's lender, New York Life Insurance Company, (the "Lender"). The Partnership's remaining mortgage note, secured by Hitchcock Plaza is due in full on May 10, 2002. The Partnership will not be able to repay this debt unless Hitchcock Plaza is sold. Should this property not be sold by the mortgage payable due date, the Partnership may renegotiate its mortgage note payable, return the property to the Lender in lieu of foreclosure or seek bankruptcy protection.

Liquidation Uncertainties

There can be no assurance that the Partnership will dispose of Hitchcock Plaza at a price that will generate sufficient cash for repayment of its existing obligations and allow excess cash for distribution to its partners upon completion of its liquidation. The liquidation process is subject to uncertainties, which may affect the timing of the disposal of assets, the realization of estimates in values of assets, and may be beyond the control of management. On January 22, 2002, Kmart Corporation ("Kmart"), the major tenant at Hitchcock Plaza, filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. Kmart has indicated that it will reorganize on a fast-track basis and has targeted emergence from Chapter 11 in 2003. Presently, management is assessing the impact that the Kmart bankruptcy filing will have on its ability to dispose of Hitchcock Plaza.

Background

The Partnership is a Delaware limited partnership formed in February 1988. Brunner Management Limited Partnership (the "General Partner"), an Ohio limited partnership formed in February 1988, is the sole general partner of the Partnership. 104 Management, Inc. (the

"Managing General Partner"), an Ohio corporation formed in February 1988, is the sole general partner of the General Partner, and in that capacity manages the business of the Partnership.

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

The Partnership has no employees. Management and administrative services are performed by affiliates of BCIP I & III, LLC. The property manager is responsible for the day-to-day operations of each property. The Managing General Partner has also selected affiliates of BCIP I & III, LLC to provide real estate advisory, asset management and legal services to the Partnership. As advisor, such affiliates provide partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12", which descriptions are herein incorporated by reference.

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

ITEM 2. DESCRIPTION OF PROPERTY

During 2001 and 2000 the Partnership owned and operated three retail shopping centers, Whitehorse Plaza, Georgetown Landing and Hitchcock Plaza.

On November 1, 2001, the Partnership sold Whitehorse Plaza, a 166,000 square foot retail shopping center, for $5.2 million and incurred a loss on the sale of $680,000.

On February 15, 2002, the Partnership sold Georgetown Landing, a 50,000 square foot retail shopping center, for $1.775 million and recognized a gain on the sale of $256,000. This gain was included in the liquidation basis adjustment recorded at December 31, 2001. The proceeds from the sale, along with additional Partnership cash was used to fully repay the Georgetown Landing mortgage note payable and the remaining residual balance of the Whitehorse Plaza mortgage note payable.

The Partnership's remaining property is Hitchcock Plaza, a 233,000 square foot shopping center in Aiken, South Carolina. It is presently listed for sale with a national real estate broker. On January 22, 2002, Kmart, the major tenant at Hitchcock Plaza, filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. Kmart has indicated that it will reorganize on a fast-track basis and has targeted emergence from chapter 11 in 2003. Presently, management is assessing the impact that the Kmart bankruptcy filing will have on its ability to dispose of Hitchcock Plaza.

Schedule of Mortgage Notes Payable (in thousands):

The balances and terms of the Partnership's Mortgages Notes Payable at December 31, 2001 are as follows:

                                                    Stated                                              Principal Due
                           Principal balance At    Interest        Period             Maturity           At Maturity
         Property            December 31, 2001       Rate        Amortized             Date(1)            (1)(2)(3)

Hitchcock Plaza                   $ 9,816             7%           38 yrs            05/10/2002            $ 9,770
White Horse Plaza                     376             7%           38 yrs            05/10/2002                352
Georgetown Landing                  1,379             7%           38 yrs            05/10/2002              1,317
                                  -------                                                                  -------

Total                             $11,571                                                                  $11,439
                                  =======                                                                  =======

(1) The Georgetown Landing and Whitehorse Plaza mortgage notes payable were repaid in full at the balances stated above on February 15, 2002 from the proceeds of the sale of Georgetown Landing and cash held by the Lender. The Hitchcock Plaza mortgage note payable matures on May 10, 2002. The Hitchcock Plaza monthly note payment is $75,691, which includes principal, interest and escrow amounts.

(2) The major tenant of Hitchcock Plaza, Kmart, filed for bankruptcy protection on January 22, 2002. Pursuant to the bankruptcy proceedings, Kmart's lease, for 86,479 square feet of space or 37.1% of Hitchcock Plaza's square footage, which expires in 2012, may be terminated. Kmart has requested that the Partnership voluntarily reduce its monthly rent by 20%. Any change in the terms of the Kmart lease would require the approval of the Lender.

(3) The Partnership is attempting to market Hitchcock Plaza using a nationally recognized real estate agent. Should a sale occur, the Partnership would then proceed promptly to complete its liquidation.

ITEM 3. LEGAL PROCEEDINGS

During 2001, the Partnership settled its previous litigation in the state courts of Georgia and South Carolina against Winn-Dixie concerning collection of past due and future rents under Winn-Dixie's lease at Whitehorse Plaza. The settlement included a cash payment to the Partnership of $1.26 million for early termination of Winn Dixie's lease and settlement for all past due rent. This payment is included in the proceeds from the sale of Whitehorse Plaza.

The Managing General Partner is aware of no additional significant pending or outstanding litigation that would have a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 2001, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 2001, the number of holders of record of Limited Partnership Units and Subordinated Interest Units was 429 and one, respectively. Neither the Limited Partnership Units nor the Subordinated Interest Units are traded on any established public trading market, and it is not anticipated that such a market will develop in the future. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

No cash distributions were paid during 2001 or 2000. Upon completion of the liquidation of the Partnership, any cash available for distributions will be distributed in accordance with the provisions of the Partnership Agreement. There can be no assurance that the Partnership will dispose of Hitchcock Plaza at a price that will generate sufficient cash for repayment of its existing obligations and allow excess cash for distribution to its partners upon completion of its liquidation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations - 2001 vs. 2000

The Partnership realized a net loss of $22,000 in 2001 compared to a net loss of $291,000 for 2000. Included in 2001 results was a net loss from operations of $130,000, a loss on the sale of Whitehorse Plaza of $680,000 and a net gain of $788,000 to recognize adjustments required when the Partnership adopted the liquidation basis of accounting.

The loss from operations decreased by $161,000 from 2000 to 2001. Total revenues declined $67,000 while total expenses declined $228,000. Expenses declined in all major categories with the exception of property taxes. There were no new tenants at Whitehorse Plaza or Georgetown Landing in 2001. At Hitchcock Plaza, two small new tenants, a restaurant and a check-cashing service company, signed new leases during 2001. Due to the sale of Whitehorse Plaza on November 1, 2001, ten months of Whitehorse Plaza results are included in 2001 compared to twelve months for 2000.

During 2001 Georgetown Landing and Hitchcock Plaza had average annual occupancy rates of 100% and 84%, respectively. Whitehorse Plaza had an average annual occupancy rate of 13%, (based on occupied space). An anchor tenant of White Horse Plaza, Wal-Mart, vacated its 81,922 feet in January 1999 and moved across the street into a newer retail center. Wal-Mart continued to pay its monthly rent as required by its lease through November 1, 2001, the date of the sale of Whitehorse Plaza by the Partnership. In June 1999, the remaining anchor tenant of Whitehorse Plaza, Winn Dixie, vacated its space and ceased paying rent. In 1999, the Partnership sued Winn Dixie for uncollected past due rent.

As a condition of the sale of Whitehorse Plaza, in October 2001, the Partnership reached a settlement with Winn Dixie to settle all litigation for past due rent and terminate its lease for $1.26 million. As an additional condition of the sale of Whitehorse Plaza, the Partnership reached an agreement with Wal-Mart to terminate its lease and received an early termination fee payment of $1.2 million. Both of these payments, less related commissions and legal fees, are included in the gross proceeds received from the sale of Whitehorse Plaza.

Rental income includes all rent and reimbursements from tenants including taxes and common area maintenance costs less any charges for uncollectable accounts receivables. Common area maintenance costs are included as operating expenses.

Lack of an anchor tenant significantly impacted the ability of Whitehorse Plaza to attract and keep new tenants and depressed the value of this property. As a result, the Partnership sold this property at a loss of $680,000 on November 1, 2001.

Georgetown Landing was subsequently sold on February 15, 2002. A gain of $256,000 was recognized on the sale. This gain was included in the liquidation basis adjustment recorded at December 31, 2001. The Partnership has listed its remaining shopping center, Hitchcock Plaza, for sale with a national realtor. Should a sale occur, the Partnership would then promptly complete its liquidation.

Management is evaluating the effect of the January 22, 2002 Chapter 11 bankruptcy filing of Kmart Corporation on its intentions to sell Hitchcock Plaza. Pursuant to the bankruptcy proceedings, Kmart's lease for 86,479 square feet of space or 37.1% of the total Shopping Center square footage, which expires in 2012, may be terminated. Kmart has requested that the Partnership voluntarily reduce its monthly rent by 20%. Any change in the terms of the K-Mart Lease would require the approval of the Lender. The Kmart bankruptcy could result in a modification of the Partnership's mortgage note payable, which matures on May 10, 2002, a voluntary return of the property to the lender in lieu of foreclosure, or a bankruptcy filing by the Partnership.

Liquidity and Capital Resources

The Hitchcock Plaza mortgage note payable is due on May 10, 2002. The Georgetown Landing and Hitchcock Plaza mortgage notes payable were fully repaid on February 15, 2002 from the proceeds of the sale of Georgetown Landing and cash held by the Lender. The Partnership presently has no additional source of liquidity or additional capital resources. The Partnership intends to sell Hitchcock Plaza and complete its liquidation as promptly as possible. Alternatively, the Partnership may reach an agreement with the Lender to modify or extend the mortgage note payable, voluntarily return the property to the lender or file bankruptcy proceedings.

Rents are presently collected and held by the Lender. The Lender makes monthly payments for management fees and operating expenses to the Partnership.

No cash distributions were made in 2001 or 2000. Upon the sale or disposition of Hitchcock Plaza, management will complete the liquidation of the Partnership according to the provisions of the partnership agreement.

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

ITEM 7. FINANCIAL STATEMENTS

Brunner Companies Income Properties L. P. I

List of Financial Statements

    Report of independent certified public accountants

    Statement of net assets in liquidation

    Statements of operations

    Statements of changes in partners' capital (deficit)/net assets in liquidation

    Statements of cash flows

    Notes to financial statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Partners
BRUNNER COMPANIES INCOME PROPERTIES L.P. I

We have audited the accompanying statement of net assets in liquidation of BRUNNER COMPANIES INCOME PROPERTIES L. P. I (a partnership in liquidation) as of December 31, 2001, and the related statements of operations, changes in partners' capital (deficit)/net assets in liquidation and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note A to the financial statements, as of December 31, 2001, the General Partner has commenced liquidation of the Partnership. As a result, the Partnership has changed its basis of accounting from the going concern basis to the liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Brunner Companies Income Properties L.P. I as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America applied on the basis of accounting described in the preceding paragraph.


                                       Elliott Davis, L.L.P.


Augusta, Georgia
March 7, 2002

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (IN THOUSANDS)
                                DECEMBER 31, 2001

ASSETS
   Cash and cash equivalents                                       $   531
   Restricted cash and escrows - held by the lender                    386
   Accounts receivable - net                                            49
   Other assets                                                         56
   Investment properties - net                                      11,243
                                                                   -------

Total assets                                                       $12,265
                                                                   =======

LIABILITIES
   Accounts payable and accrued expenses                           $   150
   Estimated liquidation expenses                                       80
   Tenant security deposits                                             13
   Mortgage notes payable                                           11,571
                                                                   -------

Total liabilities                                                   11,814

NET ASSETS IN LIQUIDATION                                              451

Total liabilities and net assets in liquidation                    $12,265
                                                                   =======

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                         2001            2000
                                                       -------         -------

REVENUES:
   Rental income                                       $ 2,094         $ 2,134
   Other income                                             42              69
                                                       -------         -------

Total revenues                                           2,136           2,203
                                                       -------         -------

EXPENSES:
   Operating                                               201             271
   General and administrative                              109             130
   Depreciation                                            646             701
   Interest                                              1,147           1,235
   Property taxes                                          163             157
                                                       -------         -------

Total expenses                                           2,266           2,494
                                                       -------         -------

Net loss from operations                                  (130)           (291)

Loss on sale of Whitehorse Plaza                          (680)             --
Liquidation basis adjustment, net                          788              --
                                                       -------         -------

NET LOSS                                               $   (22)        $  (291)
                                                       =======         =======

Net loss allocated to general
     partner (1.0%)                                    $    --         $    (3)

Net loss allocated to Class A
     limited partners 552,000 units (89.1%)                (20)           (259)

Net loss allocated to Class B
     limited partners 66,000 units (9.9%)                   (2)            (29)
                                                       -------         -------

                                                       $   (22)        $  (291)
                                                       =======         =======
NET LOSS PER CLASS A LIMITED
     PARTNERSHIP UNIT                                  $  (.04)        $  (.47)
                                                       =======         =======

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
        STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)/NET ASSETS IN
                                  LIQUIDATION
                                 (IN THOUSANDS)

                                                          LIMITED PARTNERS
                                                       ----------------------
                                         GENERAL
                                         PARTNER       CLASS A        CLASS B         TOTAL
                                         -------       -------        -------        -------

Original capital contributions            $  1         $ 5,520         $ 613         $ 6,134
                                          ====         =======         =====         =======

Partners capital (deficit) at
     December 31, 1999                     (30)            545           249             764

Net loss for the year ended
     December 31, 2000                      (3)           (259)          (29)           (291)
                                          ----         -------         -----         -------

Partners capital (deficit) at
     December 31, 2000                     (33)            286           220             473

Net loss for the year ended
     December 31, 2001                      --             (20)           (2)            (22)
                                          ----         -------         -----         -------

NET ASSETS IN LIQUIDATION AT
     DECEMBER 31, 2001                    $(33)        $   266         $ 218         $   451
                                          ====         =======         =====         =======

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEARS ENDED
                                                                               DECEMBER 31,
                                                                           2001           2000
                                                                         -------         -------

Cash Flows From Operating Activities
     Net loss                                                            $   (22)        $  (291)
     Adjustments to reconcile net loss to net cash provided
         by operating activities:
            Loss on sale of Whitehorse Plaza                                 680              --
            Liquidation basis adjustment, net                               (788)             --
            Depreciation                                                     646             701
            Amortization of leasing commissions                               25              28
            Change in deferred and accrued amounts
               Accounts receivable                                             4              39
               Other assets                                                   85            (118)
               Accounts payable and accrued expenses                         (30)             53
               Accrued property taxes                                        (27)             27
               Tenant security deposit liabilities                            (5)             (1)
                                                                         -------         -------

            Net cash provided by operating activities                        568             438
                                                                         -------         -------

Cash Flows Provided by (Used In) Investing Activities
     Payments for tenant improvements                                         (2)            (96)
     Proceeds from the sale of Whitehorse Plaza                            5,198              --
     Decrease (increase) in restricted cash and escrows                      343            (168)
                                                                         -------         -------

          Net cash provided by (used in) investing activities              5,539            (264)
                                                                         -------         -------

Cash Used In Financing Activities
     Payments on mortgage notes payable                                   (6,032)           (144)
                                                                         -------         -------

Net increase in cash and cash equivalents                                     75              30

Cash and cash equivalents at beginning of the year                           456             426
                                                                         -------         -------

CASH AND CASH EQUIVALENTS AT END OF THE YEAR                             $   531         $   456
                                                                         =======         =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID FOR INTEREST                                                   $ 1,187         $ 1,235
                                                                         =======         =======

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                          NOTES TO FINANCIAL STATEMENTS
                           (TABULAR DATA IN THOUSANDS)
                                DECEMBER 31, 2001

NOTE A - LIQUIDATION BASIS OF ACCOUNTING PRESENTATION

Brunner Companies Income Properties L.P. I (the "Partnership"), is in the process of liquidation. During 2001 and 2000, the Partnership owned and operated three retail shopping centers: Georgetown Landing, Georgetown, South Carolina ("Georgetown Landing"); White Horse Plaza, Greenville, South Carolina ("Whitehorse Plaza"); and Hitchcock Plaza, Aiken, South Carolina ("Hitchcock Plaza"). On November 1, 2001, the Partnership sold Whitehorse Plaza. On February 15, 2002, Georgetown Landing was sold. The Partnership continues to own and manage Hitchcock Plaza, which is available for sale. Due to the significant general and administrative expenses required in continuing to operate as a public partnership, management expects to dispose of Hitchcock Plaza during 2002 and complete its liquidation as promptly as possible.

As a result of the foregoing, the Partnership changed its basis of accounting for its financial statements at December 31, 2001, from the going concern basis of accounting to the liquidation basis of accounting. Under the liquidating basis of accounting, assets are adjusted to their net estimated net realizable value and liabilities are presented at their estimated net settlement amounts. The liquidation basis of accounting also requires management to recognize the estimated costs associated with carrying out the liquidation. The revaluation of assets and liabilities and the recognition of estimated liquidation costs require certain judgements, assumptions and estimates by management, which may change as the liquidation progresses.

NOTE B - NET ADJUSTMENT TO LIQUIDATION BASIS OF ACCOUNTING

At December 31, 2001, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable values. Also, estimated costs associated with carrying out the liquidation were accrued. Management presently estimates that all liabilities will be settled at their face amount, without adjustment.

At December 31, 2001, the carrying value of Hitchcock Plaza property was adjusted to its estimated net realizable value. Also, at December 31, 2001, the carrying value of Georgetown Landing was adjusted to its subsequent net sales price of $1,775,000, which included a gain of $256,000. This subsequent net sales price was received by the Partnership upon the sale of Georgetown Landing on February 15, 2002. Prior to the change from the going-concern basis to the liquidation basis of accounting, investment properties were stated at the lower of cost or estimated fair value. The statement of net assets in liquidation as of December 31, 2001, includes $80,000 of estimated liquidation costs expected to be settled during the period of liquidation, based on the assumption that the liquidation process will be completed during the second quarter of 2002. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may shorter than projected or it may be extended beyond the projected period.

The adjustments required to adopt the liquidation basis of accounting at December 31, 2001, were as follows:

                                                                                       INCREASE
                                                                                      (DECREASE)
                                                                                    IN NET ASSETS
                                                                                   IN LIQUIDATION

Increase in the carrying value of Georgetown Landing                                   $ 256
Increase in the carrying value of Hitchcock Plaza                                        657
Write off of unamortized leasing commissions, net at Georgetown Landing                   (5)
Write off of unamortized leasing commissions, net at Hitchcock Plaza                     (40)
Estimated liquidation expenses                                                           (80)
                                                                                       -----

LIQUIDATION BASIS ADJUSTMENT, NET                                                      $ 788
                                                                                       =====

Hitchcock Plaza continues to generate sufficient monthly rental income in excess of the cash flows necessary for monthly debt service and operating expenses. Therefore, no accruals for operating expenses are included in the liquidation basis adjustment, net.

NOTE C - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Partnership is a Delaware limited partnership formed on February 29, 1988 for the purpose of acquiring and operating the following retail centers:
Hitchcock Plaza, in Aiken, South Carolina; White Horse Plaza, in Greenville, South Carolina; and Georgetown Landing, in Georgetown, South Carolina (collectively referred to as the "Retail Centers"). The seller of these Retail Centers was related to the then general partners of the Partnership.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents as well as operating cash held by the real estate management company on behalf of the Partnership's individual properties. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

RESTRICTED CASH AND ESCROWS

The Partnership is required to make quarterly payments of net cash flow, as defined, into a separate escrow account, which is held by a subsidiary of New York Life Insurance Company (the "Lender") in favor of the Partnership. This cash is only to be used for tenant improvements, leasing commissions, capital improvements, and /or debt service shortfall as approved by the Lender.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Partnership records as an allowance for doubtful accounts 100% of receivables over ninety days old, 50% of receivables over sixty but less than ninety-one days old and 100% of receivables from former tenants. The Partnership's allowance for doubtful accounts for the years ended December 31, 2001 and 2000 was $403,000 and $755,000, respectively.

LEASE COMMISSIONS

Lease commissions were being capitalized and amortized by the straight-line method over the term of the applicable lease. At December 31, 2001, unamortized lease commissions were written off in the adjustment to the liquidation basis of accounting.

INVESTMENT PROPERTIES

At December 31, 2001, in accordance with the liquidation basis of accounting, investment properties are stated at their estimated net realizable value.

DEPRECIATION

Buildings and improvements were depreciated on the straight-line basis over an estimated useful life of 5 to 31.5 years. Tenant improvements were depreciated over the term of the applicable leases.

ADVERTISING

The Partnership expensed the costs of advertising as incurred.

RENTAL INCOME

Rents were recognized over the terms of the leases as earned. Tenants are responsible for their own utilities, maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Real estate taxes, insurance, and common area maintenance expenses are generally paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share. Several of the larger tenants remit their property taxes directly to the taxing authority. The expenses paid by the Partnership are included in the accompanying statements of operations as property taxes and operating expenses. Amounts reimbursed by the tenants are included in rental income.

INCOME TAXES

No provision has been made in the financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by the Partnership. The Partners are responsible for their respective share of Partnership net income or loss.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 information to conform to the 2001 presentation.

NOTE D - PARTNERSHIP ALLOCATIONS OF INCOME, LOSS AND DISTRIBUTIONS

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

Fifth, to the General Partner until its original capital contribution is reduced to zero; and

The balance, if any, 67.5% to the Class A Limited Partners, 7.5% to the Class B Limited Partners and 25% to the General Partner.

NOTE E - MORTGAGE NOTES PAYABLE

The mortgage notes payable are nonrecourse. The terms are as follows:

                                                   Stated                                               Principal Due
                            Principal balance At  Interest         Period            Maturity            At Maturity
Property                     December 31, 2001      Rate         Amortized            Date(1)                (2)

Hitchcock Plaza                   $ 9,816            7%            38 yrs            05/10/2002            $ 9,770
White Horse Plaza                     376            7%            38 yrs            05/10/2002                352
Georgetown Landing                  1,379            7%            38 yrs            05/10/2002              1,317
                                  -------                                                                  -------

TOTAL                             $11,571                                                                  $11,439
                                  =======                                                                  =======

(1) Subsequent to December 31, 2001, the Georgetown Landing and Whitehorse Plaza mortgage notes payable were repaid in full at the balances as stated above on February 15, 2002 from the proceeds of the sale of Georgetown Landing and cash held by the Lender. The Hitchcock Plaza mortgage note payable matures on May 10, 2002. The Hitchcock Plaza monthly note payment is $75,691, which includes principal, interest and escrow amounts.

(2) The major tenant of Hitchcock Plaza, Kmart Corporation ("Kmart"), filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on January 22, 2002. Pursuant to the bankruptcy proceedings, Kmart's lease, for 86,479 square feet of space or 37.1% of Hitchcock Plaza's square footage, which expires in 2012, may be terminated. Kmart has requested that the Partnership voluntarily reduce its monthly rent by 20%. Any change in the terms of the Kmart lease would require the approval of the Lender.

(3) The Partnership is attempting to market Hitchcock Plaza using a nationally recognized real estate agent. Should a sale occur, the Partnership would then proceed promptly to complete its liquidation.

NOTE F - INCOME TAXES

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except unit data):

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                                 2001           2000

Net loss as reported                                           $   (22)        $(291)
Add (deduct):
     Depreciation differences                                     (240)           64
     Allowance for doubtful accounts                              (351)          433
     Liquidation adjustment                                       (788)           --
     Unearned income                                               (13)           13
     Miscellaneous                                                   8            65
                                                               -------         -----

FEDERAL TAXABLE INCOME                                         $(1,406)        $ 284
                                                               =======         =====

FEDERAL TAXABLE INCOME PER LIMITED PARTNERSHIP UNIT            $ (2.27)        $ .46
                                                               =======         =====

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

                 Net assets as reported                          $   451
                 Allowance for doubtful accounts                     403
                 Land and buildings                                 (956)
                 Accumulated depreciation                            429
                 Syndication costs                                   667
                 Other                                               147
                                                                 -------

                 NET ASSETS - FEDERAL TAX BASIS                  $ 1,141
                                                                 =======

NOTE G - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner in 2001 and 2000:

                                                                            2001      2000
Property management fees (included in operating expenses)                   $ 49      $ 77
                                                                            ----      ----

Reimbursement for services of affiliates (included in general
     and administrative expenses)                                           $ 13      $ 29
                                                                            ----      ----

Lease commissions for new leases(1)                                         $  5      $ 24
                                                                            ----      ----

(1) Lease commissions for new leases were included in other assets and amortized over the life of the respective lease. At December 31, 2001, remaining unamortized lease commissions, totaling $46,000, were written off in the adjustment to liquidation basis of accounting.

The following fees and commissions were paid to related parties in connection with the sale of Whitehorse Plaza and are included in the Loss on Sale of Whitehorse Plaza:

Commission from the sale of Whitehorse Plaza                                      $  65
Commission from the settlement of the Winn Dixie Lease Litigation                    38
Commission from the settlement of the Wal-Mart early lease termination               36
Commission from the settlement of Highway Condemnation Proceedings
      at Whitehorse Plaza with the State of South Carolina                            2
Legal fee from the settlement of the Winn Dixie Litigation                          168
Legal fee from the settlement of Highway Condemnation Proceedings
      at Whitehorse Plaza with the State of South Carolina                            5
                                                                                  -----

TOTAL OF ALL RELATED PARTY FEES AND COMMISSIONS PAID IN CONNECTION
      WITH THE SALE OF WHITEHORSE PLAZA                                           $ 314
                                                                                  =====

NOTE H - SALE OF WHITEHORSE PLAZA

On November 1, 2001, the Partnership sold Whitehorse Plaza to an unrelated third party. In order to facilitate the sale, the Partnership negotiated lease termination agreements with Winn Dixie Stores and Wal-Mart Stores and settled a condemnation proceeding with the State of South Carolina over land condemned for the widening of Whitehorse Road at this property. The resulting net loss of $680,000, pursuant to the sale of Whitehorse Plaza, is more fully described below:

LOSS ON SALE OF WHITEHORSE PLAZA (IN THOUSANDS)

Net sales price of Whitehorse Plaza                                                                    $  3,015
Proceeds from settlement of the Winn Dixie litigation and
     termination of the Winn Dixie lease, net                                                               970
Proceeds from termination of the Wal-Mart lease, net                                                      1,164
Proceeds from State of South Carolina's
     condemnation of Highway 25, net                                                                         49
                                                                                                       --------

Total proceeds from settlements and assets sold                                                           5,198
Carrying value of Whitehorse Plaza                                                                        5,878
                                                                                                       --------

NET LOSS ON SALE OF WHITEHORSE PLAZA                                                                   $    680
                                                                                                       ========

Each of the above individual transactions is summarized below:

PROCEEDS FROM THE SALE OF WHITEHORSE PLAZA (IN THOUSANDS)

Sales price of Whitehorse Plaza                                                                        $  3,250
     Less: sales commissions                                                                               (195)
              write off of property taxes receivable, settled as part of termination fee                    (38)
              write off of accrued rents, settled as part of termination fee                                 (2)
                                                                                                       --------

NET SALES PRICE OF WHITEHORSE PLAZA                                                                    $  3,015
                                                                                                       ========

A sales commission of $65,000 (included in the total commission of $195,000 as shown above) was paid to Hull Storey Retail Group, LLC, a related party to the Managing General Partner; said $65,000 is included and set forth in Note G - Transactions with Affiliated Parties.

PROCEEDS FROM SETTLEMENT OF THE WINN DIXIE LITIGATION AND TERMINATION OF THE LEASE, NET

Effective October 31, 2001 Winn Dixie Corporation terminated its lease at Whitehorse Plaza, settled all outstanding litigation claims and paid a termination fee as follows (in thousands):

Proceeds from settlement of Winn-Dixie litigation and lease termination fee                            $1,260
      Less: commission                                                                                    (38)
            legal fees                                                                                   (252)
                                                                                                       ------

PROCEEDS FROM SETTLEMENT OF WINN DIXIE LITIGATION AND LEASE TERMINATION FEE, NET                       $  970
                                                                                                       ======

In connection with the settlement of the litigation concerning collection of past-due rent and the termination of the Whitehorse Plaza Winn-Dixie Lease, a commission of $37,800 was paid to Hull Storey Retail Group, LLC, a related party to the Managing General Partner and legal fees of $84,000 each were paid to attorneys John W. Gibson, N. Wayne Grovenstein and Tucker, Everitt, Long, Brewton and Lanier, the Partnership's outside law firm. Mr. Gibson and Mr. Grovenstein are employees of Hull Storey Retail Group, LLC and provided legal representation and assistance, along with the Partnership's outside attorneys, to the Partnership in this matter, which was ongoing for over two years. Mr. Grovenstein is vice-president of the Managing General Partner.

PROCEEDS FROM TERMINATION OF THE WAL-MART LEASE, NET

Effective November 1, 2001, Wal-Mart Stores terminated its lease at Whitehorse Plaza and paid a termination fee as follows (in thousands):

Proceeds from Wal-Mart lease termination fee                                $ 1,200
     Less: commission                                                           (36)
                                                                            -------

PROCEEDS FROM TERMINATION OF WAL-MART LEASE, NET                            $ 1,164
                                                                            =======

In connection with the termination of the Whitehorse Plaza Wal-Mart lease, a commission of $36,000 (as shown above) was paid to Hull Storey Retail Group, LLC, a related party to the Managing General Partner.

PROCEEDS FROM STATE OF SOUTH CAROLINA'S CONDEMNATION OF HIGHWAY 25, NET

On November 1, 2001 the Partnership agreed to accept $55,900 from the South Carolina Department of Transportation in settlement of a condemnation proceeding concerning the taking of a certain portion of land necessary for the construction of Road U. S. 25 Whitehorse Road at Whitehorse Plaza. A summary of this transaction is as follows (in thousands):

Proceeds due from condemnation fee                                                                      $ 56
Less: legal fee payable                                                                                   (5)
         commission payable                                                                               (2)
                                                                                                        ----
PROCEEDS FROM STATE OF SOUTH CAROLINA'S CONDEMNATION OF HIGHWAY 25, NET                                 $ 49
                                                                                                        ====

Upon receipt of the condemnation fee, a commission of $1,650 and a legal fee of $5,500 (as shown above) are payable to Hull Storey Retail Group, LLC, a related party to the Managing General Partner.

Release of Whitehorse Plaza Property as Collateral by the Lender; Payment of Restricted Escrow Funds against the Whitehorse Plaza Debt; Restructuring of Remaining Whitehorse Plaza Debt

As a result of the above transactions, the Lender has released its lien on Whitehorse Plaza as collateral on the Partnership's Debt. The net proceeds from each of the above transactions were or will be received directly by the Lender and will be applied to reduce the Whitehorse Plaza mortgage note payable. Additionally, the Partnership and the Lender agreed to pay $665,000 from the Restricted Escrow Account against the Whitehorse Mortgage Payable. The resulting note balance of approximately $376,000 is secured by mortgage liens on the Georgetown Landing and Hitchcock Plaza properties of the Partnership, bears interest at 7% per annum and is due and payable in full on May 10, 2002. Pursuant to the sale of Georgetown Landing on February 15, 2002, this note was repaid in full from the proceeds of the sale and cash held by the lender.

NOTE I - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)

                                    INITIAL COST TO PARTNERSHIP      NET COSTS
                                                                     (REMOVED)
                                                BUILDINGS AND       CAPITALIZED
                                               RELATED PERSONAL    SUBSEQUENT TO
DESCRIPTION         ENCUMBRANCES      LAND         PROPERTY         ACQUISITION

Hitchcock             $ 9,816        $ 1,757        $12,629            $ (11)
Whitehorse                376             --             --
Georgetown              1,379            428          1,711               19
                      -------        -------        -------            -----

TOTALS                $11,571        $ 2,185        $14,340            $(216)
                      =======        =======        =======            =====

At December 31, 2001, the Partnership's Investment Properties are carried at net realizable value as follows (in thousands):

                                                             GEORGETOWN       HITCHCOCK
                                               TOTAL           LANDING          PLAZA

Land                                          $  2,184         $   428         $  1,756
Buildings and personal properties               14,291           1,730           12,561
Accumulated depreciation                        (6,145)           (752)          (5,393)
Adjustment to net realizable value                 913              56                6
                                              --------         -------         --------

INVESTMENT PROPERTIES, NET                    $ 11,243         $   662         $  9,581
                                              ========         =======         ========

A reconciliation of the components of Investment Properties is as follows (in thousands):

                                               2001             2000

INVESTMENT PROPERTIES

Balance at beginning of year                  $25,255         $25,159
Property improvements                               2              96
Sale of Whitehorse Plaza                       (8,782)             --
                                              -------         -------

Balance at end of year                         16,475          25,255
                                              -------         -------

ACCUMULATED DEPRECIATION

Balance at beginning of year                    8,406           7,705
Depreciation expense                              646             701
Sale of Whitehorse Plaza                       (2,907)             --
                                              -------         -------

Balance at end of year                          6,145           8,406
                                              -------         -------

Adjustment to net realizable value                913              --
                                              -------         -------

TOTAL INVESTMENT PROPERTIES, NET              $11,243         $16,849
                                              =======         =======

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is $16,433,000 and $25,276,000, respectively. The accumulated depreciation balance for Federal income tax purposes at December 31, 2001 and 2000 is $5,717,000 and $7,862,000, respectively.

NOTE J - LITIGATION, GOING CONCERN AND SUBSEQUENT EVENTS

In November 2001, the Partnership sold Whitehorse Plaza, settled its legal dispute with Winn Dixie concerning its right to terminate its lease, and agreed to a lease termination settlement with Wal-Mart. The aggregate proceeds from these three transactions was recorded as the sales price of Whitehorse Plaza.

Subsequent to December 31, 2001, the Partnership sold Georgetown Landing for $1,775,000 on February 15, 2002, and recognized a gain of $256,000. This gain was included in the liquidation basis adjustment recorded at December 31, 2001. The proceeds from this sales transaction, along with funds held by the lender, were used to repay the outstanding mortgage note payable on Georgetown Landing of $1,317,000 and the remaining Whitehorse Plaza mortgage note payable of $352,000.

The Partnership is not expected to continue operating as a going concern. Management's intent is to sell Hitchcock Plaza, the Partnership's only remaining investment property as of February 15, 2002 and liquidate the Partnership as promptly as possible. Management is presently re-evaluating the asking price for Hitchcock Plaza. The major tenant of Hitchcock Plaza, Kmart Corporation ("Kmart"), filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on January 22, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Elliott Davis, L.L.P. regarding the 2001 and 2000 audits of the Partnership's financial statements.

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

Name                                Age                         Position
----                                ---                         --------

James M. Hull                        50                    President and Director

N. Wayne Grovenstein                 33                    Vice-President and Secretary

Deborah Mosley                       48                    Chief Accounting Officer


James M. Hull has been President and Director of the Managing General Partner and the Member-Manager of BCIP I & III, LLC since November of 1998. BCIP I & III, LLC is an affiliate of Hull Storey Retail Group, LLC ("Hull/Storey") Mr. Hull has acted as Member-Manager of Hull/Storey since December, 1993.

N. Wayne Grovenstein has been Vice-President of the Managing General Partner since November 1998. Mr. Grovenstein joined Hull/Storey in July 1995 where he serves as Hull/Storey's Director of Development and Counsel. Prior to joining Hull/Storey, Mr. Grovenstein was in the private practice of law in Atlanta, Georgia.

Deborah Mosley has been the Chief Accounting Officer of the Managing General Partner since November 1998. Ms. Mosley joined Hull/Storey in June 1994 and has served as Hull/Storey's Chief Accounting Officer since that time.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation was paid by the Partnership to any director or officer of the Managing General Partner for the year ended December 31, 2001, except for the payment of $84,000 each in attorney fees to attorneys John W. Gibson, N. Wayne Grovenstein and Tucker, Everitt, Long, Brewton and Lanier, the Partnership's outside law firm. These legal fees, totaling $252,000, were for legal work performed for over two years in connection with the Partnership's successful litigation and settlement for $1,260,000 of the Partnership's claim against Winn-Dixie for failure to pay its rent as called for under its rental contract with the Partnership and termination of the Winn-Dixie lease at Whitehorse Plaza. Mr. Gibson and Mr. Grovenstein are employees of Hull/Storey, a related party to the Managing General Partner. Mr. Grovenstein is vice-president of the Managing General Partner.

The Partnership has no plans to pay any remuneration to any director or officer of the Managing General Partner in the future. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions" below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of February 29, 2002, there were 552,000 Class A Limited Partnership Units ("Units") and 61,333 units of Class B Limited Partnership Interest ("Subordinated Interest") issued and outstanding. The following table sets forth certain information, as of February 29, 2002, with respect to the ownership of Units and units of Subordinated Interest by: (i) any person or group who is known to the Partnership to be the beneficial owner of more than 5% of either the Units or units of Subordinated Interest; (ii) the directors and officers of the Managing General Partner, naming them; and (iii) the directors and officers of the Managing General Partner as a group.

                                                                                Units of Subordinated
                                                                                ---------------------
                                                    Units(1)                    Interest(1)
                                                    --------                    -----------
                                                     Amount      Percent        Amount      Percent
                                                    --------     -------        ------      ---------
         BCIP I & III, LLC
            3632 Wheeler Road, Suite 2
            P.O. Box 204227                              --          --         61,333        100%
            Augusta, Georgia 30917-4227
         All directors and officers of
            The Managing General Partner
            (3 persons) as a group                       --          --             --         --
         MP Value Fund
            C/O Mackenzie Patterson, Inc.
            1640 School Street
            Moraga, CA 94566                         90,101        16.3%            --         --
         Ira Gaines
            3116 E. Shea, PMB 191
            Phoenix, AZ 85028                        85,672        15.5%            --         --


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

The following payments were made by the Partnership to affiliates of the Managing General Partner in 2001 and 2000 (in thousands):

                                                                                 2001        2000

Property management fees                                                         $ 49        $ 77

Reimbursement for services of affiliates                                         $ 13        $ 29

Lease commissions for new leases                                                 $  5        $ 24

Commissions and legal fees paid in connection with the termination of leases, settlement of litigation and sale of Whitehorse Plaza,
     as detailed below                                                           $314        $ --

The following commissions and legal fees were paid to related parties in connection with the termination of leases, settlement of litigation and sale of Whitehorse Plaza on November 1, 2001 and are included in the Loss on sale of Whitehorse Plaza:

Commission from the sale of Whitehorse Plaza                                              $  65
Commission from the settlement of the Winn Dixie lease litigation                            38
Commission from the settlement of the Wal-Mart lease termination                             36
Commission from State of South Carolina's condemnation of Highway 25                          2
Legal fee from the settlement of the Winn Dixie lease litigation                            168
Legal fee from State of South Carolina's condemnation of Highway 25                           5
                                                                                          -----

Total of all related party fees and commissions - Sale of Whitehorse Plaza                $ 314
                                                                                          =====

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

(b) No reports on Form 8-K were filed during the fourth quarter of 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BRUNNERCOMPANIES INCOME PROPERTIES L.P. I
                           A Delaware Limited Partnership

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

                                   Date: March 29, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ James M. Hull                 President and            Date: March 29, 2002
----------------------------      Director



/s/ Deborah Mosley                Vice President and       Date: March 29, 2002
----------------------------      Chief Accounting
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

10.53    Loan Modification Agreement dated December 29, 1999 relating to
         Hitchcock Plaza with New York Life Insurance Company, as Secured Party;
         incorporated by reference incorporated by reference to Exhibit 10.53 to Form 10-KSB for the fiscal year ended December 31, 1999.

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

10.56    Loan Modification Agreement, dated June 29, 2000 relating to Georgetown
         Square, with New York Life Insurance Company as Secured Party;
         incorporated by reference to Exhibit 10.56 to Form 10-QSB for the fiscal quarter ended September 30, 2000

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

10.59    Loan Modification Agreement, dated June __, 2001, effective May 10,
         2001, relating to Georgetown Square, with New York Life Insurance
         Company as Secured Party; incorporated by reference to Form 10-QSB for the fiscal quarter ended September 30, 2001.


10.60    Loan Modification Agreement, dated June __, 2001, effective May 10,
         2001, relating to Whitehorse Plaza, with New York Life Insurance
         Company as Secured Party; incorporated by reference to Form 10-QSB for the fiscal quarter ended September 30, 2001.

10.61    Loan Modification Agreement, dated June __, 2001, effective May 10,
         2001, relating to Hitchcock Plaza, with New York Life Insurance Company as Secured Party; incorporated by reference to Form 10-QSB for the fiscal quarter ended September 30, 2001.

10.62    Lease Termination Agreement, dated August 31, 2001, relating to
         Whitehorse Plaza, with Winn-Dixie Charlotte, Inc.; incorporated by reference to Form 10-QSB for the fiscal quarter ended September 30, 2001.

10.63    Lease Termination Agreement, dated October 15, 2001, relating to
         Whitehorse Plaza, with Wal-Mart Real Estate Business Trust;
         incorporated by reference to Form 10-QSB for the fiscal quarter ended
         September 30, 2001.

10.64 First Amendment to Lease Termination Agreement, dated October 31, 2001, relating to Whitehorse Plaza, with Wal-Mart Real Estate Business Trust;
         incorporated by reference to Form 10-QSB for the fiscal quarter ended
         September 30, 2001.

10.65 Promissory Note dated October 31, 2001, relating to Whitehorse Plaza, to New York Life Insurance Company; incorporated by reference to Form
         10-QSB for the fiscal quarter ended September 30, 2001.

10.66    Contract For Purchase and Sale of Commercial Real Estate, dated
         September 27, 2001, relating to the sale of Whitehorse Plaza, with NTD
         Realty Investments, LLC; incorporated by reference to Form 10-QSB for the fiscal quarter ended September 30, 2001.

10.67    Contract For Purchase and Sale of Commercial Real Estate, dated
         January 8, 2002, relating to the sale of Georgetown Landing, with Joseph L. Tamsberg, Jr.