Form 10QSB
period 2002-03-31
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 2002-05-14
CIK 830737

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 0-24683

Brunner Companies Income Properties L.P. I
(Exact name of small business issuer as specified in its charter)

Delaware	31-1266850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3632 Wheeler Road
P.O. Box 204227
Augusta, Georgia 30917-204227
(Address of principal executive offices)

(706) 863-2222
(Registrant’s telephone number, including area code)

(Former address since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title
Class A Units 552,000 Class B Units 61,333	Outstanding as of April 30, 2002

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

BRUNNER COMPANIES INCOME PROPERTIES L.P. I
STATEMENTS OF NET ASSETS IN LIQUIDATION
(in thousands)

	March 31,	December 31,
	2002	2001

	Unaudited	Audited
ASSETS
Unrestricted
Cash	$461	$460

Restricted
Cash and escrows	477	457
Accounts receivable, net	84	49
Other assets	42	56
Investment properties, net	9,415	11,243

Total restricted assets	10,018	11,805

Total assets	$10,479	$12,265

LIABILITIES
Liabilities payable from unrestricted assets
Liquidation expenses payable	$80	$80

Liabilities payable from restricted assets
Accounts payable and accrued expenses	125	150
Accrued property taxes	93	—
Tenant security deposit liabilities	11	13
Mortgage notes payable	9,789	11,571

Total liabilities payable from restricted assets	10,018	11,734

Total liabilities	10,098	11,814
NET ASSETS IN LIQUIDATION	381	451

Total liabilities and net assets in liquidation	$10,479	$12,265

See Accompanying Notes to Financial Statements

BRUNNER COMPANIES INCOME PROPERTIES L.P. I

STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except unit data)

	Three Months Ended
	March 31,

	2002	2001

Revenues
Rental income	$392	$621
Other income	36	12

Total revenues	428	633

Expenses
Operating	32	54
General and administrative	21	34
Depreciation	—	176
Interest	183	307
Property taxes	96	28

Total expenses	332	599

Net income from operations	96	34
Liquidation basis adjustment	(166)	—

Net (loss) income	$(70)	$34

Net (loss) income allocated to general partner (1%)	$(1)	$—
Net (loss) income allocated to Class A limited partners (89.1%)	(62)	30
Net (loss) income allocated to Class B limited partners (9.9%)	(7)	4

Net (loss) income	$(70)	$34

Net (loss) income per Class A limited partnership unit	$(.11)	$.05

See Accompanying Notes to Financial Statements

BRUNNER COMPANIES INCOME PROPERTIES L.P. I

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
For the Three Months Ended March 31, 2002
(Unaudited)
(in thousands)

Net assets in liquidation at December 31, 2001	$451

Changes in net assets in liquidation attributable to:
Unrestricted assets
Increase in cash	1

Restricted assets and liabilities payable from restricted assets
Increase in cash and escrows	20
Increase in accounts receivable, net	35
Decrease in other assets	(14)
Decrease in investment properties	(1,828)
Decrease in accounts payable and accrued expenses	25
Increase in accrued property taxes	(93)
Decrease in tenant security deposit liabilities	2
Decrease in mortgage notes payable	1,782

Net decrease in restricted assets	(71)

Net decrease in assets in liquidation	(70)

Net assets in liquidation at March 31, 2002	$381

Net assets in liquidation allocated to:
General partner	$(34)
Class A limited partners – (552,000 units)	204
Class B limited partners – (61,333 units)	211

Net assets in liquidation at March 31, 2002	$381

See Accompanying Notes to Financial Statements

BRUNNER COMPANIES INCOME PROPERTIES, L.P. I

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note A — Basis of Presentation

Brunner Companies Income Properties L.P. I (the “Partnership”), is in the process of liquidation. During 2001 the Partnership owned and operated three retail shopping centers: Georgetown Landing, Georgetown, South Carolina (“Georgetown Landing”); White Horse Plaza, Greenville, South Carolina (“Whitehorse Plaza”); and Hitchcock Plaza, Aiken, South Carolina (“Hitchcock Plaza”). On November 1, 2001, the Partnership sold Whitehorse Plaza. On February 15, 2002, Georgetown Landing was sold. The Partnership continues to own and manage Hitchcock Plaza, which is available for sale. Due to the significant general and administrative expenses required in continuing to operate as a public partnership, management intends to sell Hitchcock Plaza as promptly as possible.

As a result of the foregoing, the Partnership adopted the liquidation basis of accounting at December 31, 2001. Under the liquidation basis of accounting, assets are adjusted to their estimated net realizable value and liabilities are presented at their estimated net settlement amounts. The liquidation basis of accounting also requires management to recognize the estimated costs associated with carrying out the liquidation. The revaluation of assets and liabilities and the recognition of estimated liquidation costs require certain judgments, assumptions and estimates by management, which may change as the liquidation progresses.

The accompanying unaudited financial statements of Brunner Companies Income Properties L.P. I (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of 104 Management, Inc. (the “Managing General Partner”), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-KSB for the fiscal year ended December 31, 2001.

Certain reclassifications have been made to the 2001 information to conform to the 2002 presentation.

Note B – Net Adjustment to Liquidation Basis of Accounting

At December 31, 2001, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable values. Also, estimated costs associated with carrying out the liquidation were accrued. Management presently estimates that all liabilities will be settled at their face amount, without adjustment.

At March 31, 2002, the carrying value of Hitchcock Plaza was adjusted by $166,000 to reflect a decrease in the estimatable realizable value of this property. The estimatable realizable value for Hitchcock Plaza is based on the residual value necessary for full payment of the mortgage note payable after the settlement of all restricted assets and the settlement of all liabilities payable from restricted assets.

At December 31, 2001, the carrying value of Hitchcock Plaza was adjusted by $657,000 to its estimated net realizable value. Also, at December 31, 2001, the carrying value of Georgetown Landing was adjusted to its February 15, 2002 sales price of $1,775,000, which included a gain of $256,000. The net proceeds of $1,662,000 from this sale, net of commissions and closing costs of $113,000, were received by the Partnership upon the sale of Georgetown Landing on February 15, 2002. Prior to the adoption of the liquidation basis of accounting, investment properties were stated at the lower of cost or estimated fair value. The statements of net assets in liquidation as of March 31, 2002 and December 31, 2001 include an estimate of $80,000 in estimated liquidation costs expected to be settled during the period of liquidation, based on the assumption that the liquidation process will be completed during 2002. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period. Furthermore the actual amounts realized on assets and the settlement of liabilities could differ from the Managing General Partner’s estimate.

Note C — Mortgage Note Payable

The Partnership’s nonrecourse mortgage note payable was due on May 10, 2002. The Partnership has requested an extension of this mortgage note payable from its lender, New York Life Insurance Company (the “Lender”). The Lender has agreed verbally not to immediately foreclose and to allow the Partnership to continue to operate and to continue make monthly note payments of $75,691 of interest, principal and escrow based on the existing terms of the note, until an extension agreement is formalized or the Hitchcock Plaza property is sold. Interest on the note accrues at 7% per annum.

Note D – Kmart Corporation Bankruptcy Filing

The major tenant of Hitchcock Plaza, Kmart Corporation (“Kmart”), filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on January 22, 2002. Pursuant to the bankruptcy proceedings, Kmart’s lease, for 86,479 square feet of space or 37.1% of Hitchcock Plaza’s square footage, which expires in 2012, may be terminated. Kmart has requested that the Partnership voluntarily reduce its monthly rent by 20%. Any change in the terms of the Kmart lease would require the approval of the Lender. Management of the Partnership is presently negotiating with Kmart concerning the affirmation of its lease.

Note E – Allowance For Doubtful Accounts

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

Note F – Collection of Rents By the Lender

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

Note G – Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. All of the outstanding stock of the Managing General Partner is owned by BCIP I & III, LLC, an affiliate of Hull/Storey Development, LLC (“Hull/Storey”). The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the three months ended March 31, 2002 and 2001 (in thousands):

	2002	2001

Property management fees (included in operating expenses)	$10	$9
Reimbursement for services of affiliates (included in general and administrative expenses)	$4	$6

Additionally, the Partnership paid approximately $1,280 and $2,880 to an affiliate of the Managing General Partner for lease commissions related to new leases or lease extensions at the Partnership’s properties during the three months ended March 31, 2002 and 2001 respectively. For the three months ended March 31, 2001, these lease commissions were included in other assets and amortized over the terms of the respective leases. For 2002, lease commissions were expensed as incurred under the liquidation basis of accounting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

At December 31, 2001, the Partnership adopted the liquidation basis of accounting. Results of operations for the first quarter 2002 are not comparable with the results for the first quarter of 2001 due to the change to the liquidation basis of accounting, the disposal of Whitehorse Plaza in 2001, and the disposal of Georgetown Landing in 2002. The Partnership’s net loss, under the liquidation basis of accounting, for the three months ended March 31, 2002, was $70,000.

Property Tax Expense Resulting From Kmart Bankruptcy

During the first quarter of 2002, the Partnership recognized additional property taxes of $67,000 relating to Kmart at Hitchcock Plaza. These taxes are normally paid directly by Kmart with no expense to the Partnership. However, due to the Chapter 11 Bankruptcy Filing by Kmart on January 22, 2002, the Partnership accrued the 2001 taxes relating to Kmart and also has accrued an additional $4,000 of property taxes relating to Kmart for the first 22 days of the first quarter of 2002. Management is continuing to negotiate with Kmart Corporation concerning the reaffirmation of its lease at Hitchcock Plaza.

Refund of Prior Period Property Taxes Paid on Sale of Hitchcock Plaza

During the first quarter of 2002, the Partnership recorded as other income a refund of $34,000 of property taxes paid at the closing of the sale of Whitehorse Plaza in November of 2001. These taxes were originally paid contingent on the settlement of a tax appeal as to the final amount. The appeal has been settled and the refunded amount was the result of the decrease in the tax assessment on the property.

Cash Flow and Liquidity

Management continues to expect that the continued operation of Hitchcock Plaza will generate sufficient cash flow to meet its current cash flow requirements with the exception of the repayment in full of its mortgage note payable, which was due in full on May 10, 2002. The Lender has agreed not to immediately foreclose on the property. Management is negotiating with the Lender to extend the note. The Partnership has no other sources of liquidity.

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

PART II — OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Partnership’s mortgage note payable was past due on May 10, 2002, which caused the Partnership to be in default of its loan agreement. The Lender has verbally agreed not to foreclose. Management is currently negotiating with the Lender for an additional extension. During the extension and negotiating period, management and the Lender have agreed to continue the existing terms of the most recent modification agreement. The mortgage notes will continue to bear interest at the rate of 7% per annum and the Partnership will continue to make monthly payments of principal, interest and escrow of $75,691.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     None

     (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31, 2002.

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

Date: May 14, 2002