Form 10QSB
period 2002-06-30
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 2002-08-13
CIK 830737

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title Class A Units 552,000 Class B Units 61,333	Outstanding as of July 31, 2002

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

BRUNNER COMPANIES INCOME PROPERTIES L.P. I
STATEMENTS OF NET ASSETS IN LIQUIDATION
(in thousands)

	June 30,	December 31,
	2002	2001

	Unaudited	Audited

ASSETS
Unrestricted
Cash	$462	$460

Restricted
Cash and escrows	577	457
Accounts receivable, net	4	49
Other assets	23	56
Investment properties, net	9,327	11,243

Total restricted assets	9,931	11,805

Total assets	$10,393	$12,265

LIABILITIES
Liabilities payable from unrestricted assets
Liquidation expenses payable	$80	$80

Liabilities payable from restricted assets
Accounts payable and accrued expenses	102	150
Accrued property taxes	56	—
Tenant security deposit liabilities	12	13
Mortgage notes payable	9,761	11,571

Total liabilities payable from restricted assets	9,931	11,734

Total liabilities	10,011	11,814
NET ASSETS IN LIQUIDATION	382	451

Total liabilities and net assets in liquidation	$10,393	$12,265

See Accompanying Notes to Financial Statements

BRUNNER COMPANIES INCOME PROPERTIES L.P. I
STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Rental income	$315	$523	$708	$1,144
Other income	22	15	58	27

Total revenues	337	538	766	1,171

Expenses:
Operating	40	44	72	98
General and administrative	10	20	32	54
Depreciation	—	175	—	350
Interest	171	307	355	614
Property taxes	26	47	122	76

Total expenses	247	593	581	1,192

Net income (loss) from operations	90	(55)	185	(21)
Liquidation basis adjustment	(88)	—	(254)	—

Net income (loss)	$2	$(55)	$(69)	$(21)

Net loss allocated to General Partner (1.0%)	—	(1)	(1)	—
Net loss allocated to Class A Limited Partners (89.1%)	2	(49)	(61)	(19)
Net loss allocated to Class B Limited Partners (9.9%)	—	(5)	(7)	(2)

Net income (loss)	$2	$(55)	$(69)	$(21)

Net income (loss) per Class A Limited Partnership Unit	$—	$(.09)	$(.11)	$(.03)

See Accompanying Notes to Financial Statements

BRUNNER COMPANIES INCOME PROPERTIES L.P. I
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
For the Six Months Ended June 30, 2002
(Unaudited)
(in thousands)

Net assets in liquidation at December 31, 2001	$451

Changes in net assets in liquidation attributable to:
Unrestricted assets
Increase in cash	2

Restricted assets and liabilities payable from restricted assets
Increase in cash and escrows	120
Decrease in accounts receivable, net	(45)
Decrease in other assets	(33)
Decrease in investment properties	(1,916)
Decrease in accounts payable and accrued expenses	48
Increase in accrued property taxes	(56)
Decrease in tenant security deposit liabilities	1
Decrease in mortgage notes payable	1,810

Net decrease in restricted assets	(71)

Net decrease in assets in liquidation	(69)

Net assets in liquidation at June 30, 2002	$382

Net assets in liquidation allocated to:
General partner	$(34)
Class A limited partners – (552,000 units)	205
Class B limited partners – (61,333 units)	211

Net assets in liquidation at June 30, 2002	$382

See Accompanying Notes to Financial Statements

BRUNNER COMPANIES INCOME PROPERTIES, L.P. I
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note A — Basis of Presentation

Brunner Companies Income Properties L.P. I (the “Partnership”), is in the process of liquidation. During 2001 the Partnership owned and operated three retail shopping centers: Georgetown Landing, Georgetown, South Carolina (“Georgetown Landing”); White Horse Plaza, Greenville, South Carolina (“Whitehorse Plaza”); and Hitchcock Plaza, Aiken, South Carolina (“Hitchcock Plaza”). On November 1, 2001, the Partnership sold Whitehorse Plaza. On February 15, 2002, Georgetown Landing was sold. The Partnership continues to own and manage Hitchcock Plaza, which has been listed with a realtor and is presently available for sale. The Partnership has received and is considering, along with the Lender, various offers from prospective buyers. Due to the significant general and administrative expenses required in continuing to operate as a public partnership, management intends to sell Hitchcock Plaza as promptly as possible.

As a result of the foregoing, the Partnership adopted the liquidation basis of accounting at December 31, 2001. Under the liquidation basis of accounting, assets are adjusted to their estimated net realizable value and liabilities are presented at their estimated net settlement amounts. The liquidation basis of accounting also requires management to recognize the estimated costs associated with carrying out the liquidation. The revaluation of assets and liabilities and the recognition of estimated liquidation costs require certain judgments, assumptions and estimates by management, which may change as the liquidation progresses. Under the liquidation Basis of Accounting the Statements of Net Assets in Liquidation and Changes in Net Assets in Liquidation are the only statements required to be presented. The Statements of Operations have been included in these financial statements for additional analysis.

The accompanying unaudited financial statements of Brunner Companies Income Properties L.P. I (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of 104 Management, Inc. (the “Managing General Partner”), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

At June 30, 2002 and March 31, 2002, the carrying value of Hitchcock Plaza was adjusted by $88,000 and $166,000, respectively, to reflect a decrease in the estimatable realizable value of this property. The estimatable realizable value for Hitchcock Plaza is based on the residual value necessary for full payment of the mortgage note payable after the settlement of all restricted assets and the settlement of all liabilities payable from restricted assets.

At December 31, 2001, the carrying value of Hitchcock Plaza was adjusted by $657,000 to its estimated net realizable value. Also, at December 31, 2001, the carrying value of Georgetown Landing was adjusted to its February 15, 2002 sales price of $1,775,000, which included a gain of $256,000. The net proceeds of $1,662,000 from this sale, net of commissions and closing costs of $113,000, were received by the Partnership and remitted to the Lender upon the sale of Georgetown Landing on February 15, 2002. Prior to the adoption of the liquidation basis of accounting, investment properties were stated at the lower of cost or estimated fair value. The statements of net assets in liquidation as of June 30, 2002 and December 31, 2001 include an estimate of $80,000 in estimated liquidation costs expected to be settled during the period of liquidation, based on the assumption that the liquidation process will be completed during 2002. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period. Furthermore the actual amounts realized on assets and the settlement of liabilities could differ from the Managing General Partner’s estimate.

Note C — Mortgage Note Payable

Of the Partnership’s three original Mortgage notes payable, two have been paid in full substantially through the sale of the Georgetown Landing and Whitehorse Plaza investment Properties. The Partnership’s remaining nonrecourse mortgage note payable has been renewed through May 10, 2003. The note may be called prior to maturity. The lender, New York Life Insurance Company, (the “Lender”), has agreed verbally not to foreclose and to allow the Partnership to continue to operate and to continue to make monthly note payments of $75,691 for interest, principal and escrow based on the existing terms of the note until the note matures or the Hitchcock Plaza property is sold. Interest on the note accrues at 7% per annum.

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

Note F – Collection of Rents By the Lender

In February 2001, the Lender, pursuant to an assignment of rents provision in the mortgage note agreements, contacted each tenant of all three Investment Properties and exercised its right to begin collecting rents directly from each tenant. Two of the investment properties have been sold by the Partnership and the Lender continues to collect rents from the tenants of the remaining investment Property. The Lender has agreed to provide funding from the rents collected on a monthly basis to the Partnership for all ongoing expenses and obligations based on a budget approved by the Lender. The Lender has verbally agreed not to foreclose on the remaining investment property. The Lender has also agreed that the net cash flows after payment of expenses, debt service and escrow will be deposited into the Restricted Cash in Escrow account, on a quarterly basis. Also, in February of 2001, the Lender and Management agreed to move the Restricted Cash in Escrow account from Regions Bank to a money market fund account with Eclipse Investment Management, LLC, a subsidiary of the Lender.

Note G – Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. All of the outstanding stock of the Managing General Partner is owned by BCIP I & III, LLC, an affiliate of Hull/Storey Development, LLC (“Hull/Storey”). The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the six-months ended June 30, 2002, and 2001. (in thousands):

	2002	2001

Property management fees (included in operating expenses)	$19	$19
Reimbursement for services of affiliates (included in general and administrative expenses)	$4	$13

Additionally, the Partnership paid approximately $11,826 and $2,880 to an affiliate of the Managing General Partner for lease commissions related to new leases or lease extensions at the Partnership’s properties during the six months ended June 30, 2002 and 2001, respectively. For 2002, lease commissions were expensed as operating expenses as incurred under the liquidation basis of accounting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

At December 31, 2001, the Partnership adopted the liquidation basis of accounting. The Partnership’s net income, under the liquidation basis of accounting, for the quarter ended June 30, 2002, was $2,000. Net loss for the six months ended June 30, 2002 was $69,000. Hitchcock Plaza continues to be listed for sale. Sales efforts have been hampered due to the uncertainty caused by the Kmart bankruptcy and general concerns about the present condition of the economy. Management was able to obtain a one-year loan extension to May 10, 2003, for the Hitchcock Plaza mortgage note payable.

Hitchcock Plaza Lease renewals during second quarter

During the second quarter of 2002 tenants renewing leases at Hitchcock Plaza included Pro Nails, Polo Cuts, El Rio Mexican Restaurant and Aiken Blimpie Sandwich Shop. At June 30, 2002, 84% of the available rental space at Hitchcock Plaza was leased.

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

Refund of Prior Period Property Taxes Paid on Sale of Whitehorse Plaza

During the first quarter of 2002, the Partnership recorded as other income a refund of $34,000 of property taxes paid at the closing of the sale of Whitehorse Plaza in November of 2001. During the second quarter an additional $20,003 refund was recognized (as agreed upon by the Partnership and the buyer) and was collected in July 2002. These taxes were originally paid contingent on the settlement of a tax appeal as to the final amount. The appeal has been settled and the amount refunded was based on the decrease in the tax assessment on the property and settlement costs.

Cash Flow and Liquidity

Management continues to expect that the continued operation of Hitchcock Plaza will generate sufficient cash flow to meet its current cash flow requirements with the exception of the repayment in full of its mortgage note payable, which is now due in full on May 10, 2003. The Lender has the right to foreclose on the property, but has verbally agreed not to do so. The Partnership has no other sources of liquidity and continues to operate subject to the immediate call and foreclosure of the mortgage note payable by the Lender.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 10.68

Loan Modification Agreement, dated June 2002, effective May 10, 2002, relating to Hitchcock Plaza, with New York Life Insurance Company as Secured Party

(b)	Exhibit 99.1 Certification Required Under the Sarbanes-Oxley Act of 2002

(c)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNNER COMPANIES INCOME PROPERTIES L.P. I

By:	Brunner Management Limited Partnership Its General Partner

By:	104 Management, Inc. Its Managing General Partner

By:	/s/ James M. Hull

James M. Hull President and Director

By:	/s/ Deborah Mosley

Deborah Mosley Chief Accounting Officer

Date:	August 13, 2002