Form 10QSB
period 2002-09-30
BRUNNER COMPANIES INCOME PROPERTIES LP I
filed 2002-11-14
CIK 830737

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002

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

         Title
         Class A Units 552,000              Outstanding as of
         Class B Units 61,333               October 31, 2002

                         PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                    STATEMENTS OF NET ASSETS IN LIQUIDATION
                                 (in thousands)

                                                                     September 30,                    December 31,
                                                                     -------------                    ------------
                                                                         2002                             2001
                                                                     -------------                    ------------
                                                                       Unaudited                        Audited
ASSETS
Unrestricted
   Cash                                                                $    464                        $      460
                                                                       --------                        ----------

Restricted
   Cash and escrows                                                         658                               457
   Accounts receivable, net                                                   7                                49
   Other assets                                                               2                                56
   Investment properties, net                                             9,227                            11,243
                                                                       --------                        ----------

Total restricted assets                                                   9,894                            11,805
                                                                       --------                        ----------

Total assets                                                           $ 10,358                        $   12,265
                                                                       ========                        ===========

LIABILITIES
Liabilities payable from unrestricted assets
   Liquidation expenses payable                                        $     80                        $       80
                                                                       --------                        ----------

Liabilities payable from restricted assets
   Accounts payable and accrued expenses                                     92                               150
   Accrued property taxes                                                    58                                --
   Tenant security deposit liabilities                                       12                                13
   Mortgage notes payable                                                 9,732                            11,571
                                                                       --------                        ----------

Total liabilities payable from restricted assets                          9,894                            11,734
                                                                       --------                        ----------

Total liabilities                                                         9,974                            11,814

NET ASSETS IN LIQUIDATION                                                   384                               451
                                                                       --------                        ----------

Total liabilities and net assets in liquidation                        $ 10,358                        $   12,265
                                                                       ========                        ==========

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                 September 30,
                                                  ---------------------         -----------------------
                                                   2002           2001            2002            2001
                                                  -----         -------         -------         -------
Revenues:
   Rental income                                  $ 313         $   526         $ 1,020         $ 1,670
   Other income                                       4               6              62              33
                                                  -----         -------         -------         -------

Total revenues                                      317             532           1,082           1,703
                                                  -----         -------         -------         -------

Expenses:
   Operating                                         32              58             104             156
   General and administrative                        10              13              42              67
   Depreciation                                      --             175              --             525
   Interest                                         171             306             525             920
   Property taxes                                     2              94             124             170
   Impairment loss - Whitehorse Plaza                --             680              --             680
                                                  -----         -------         -------         -------

Total expenses                                      215           1,326             795           2,518
                                                  -----         -------         -------         -------

Net income (loss) from operations                   102            (794)            287            (815)

Liquidation basis adjustment                       (100)             --            (354)             --
                                                  -----         -------         -------         -------

Net income (loss)                                 $   2         $  (794)        $   (67)        $  (815)
                                                  =====         =======         =======         =======

Net loss allocated to General
  Partner (1.0%)                                     --              (8)             (1)             (8)

Net income (loss) allocated to Class A
  Limited Partners (89.1%)                            2            (707)            (59)           (726)

Net loss allocated to Class B
  Limited Partners (9.9%)                            --             (79)             (7)            (81)
                                                  -----         -------         -------         -------

Net income (loss)                                 $   2         $  (794)        $   (67)        $  (815)
                                                  =====         =======         =======         =======

Net (loss) per Class A Limited
  Partnership Unit                                $  --         $ (1.28)        $  (.11)        $ (1.32)
                                                  =====         =======         =======         =======

                 See Accompanying Notes to Financial Statements

                   BRUNNER COMPANIES INCOME PROPERTIES L.P. I
               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                  For the Nine Months Ended September 30, 2002
                                  (Unaudited)
                                 (in thousands)

Net assets in liquidation at December 31, 2001                                     $   451
                                                                                   -------

Changes in net assets in liquidation attributable to:
     Unrestricted assets
          Increase in cash                                                               4
                                                                                   -------

     Restricted assets and liabilities payable from restricted assets
          Increase in cash and escrows                                                 201
          Decrease in accounts receivable, net                                         (42)
          Decrease in other assets                                                     (54)
          Decrease in investment properties                                         (2,016)
          Decrease in accounts payable and accrued expenses                             58
          Increase in accrued property taxes                                           (58)
          Decrease in tenant security deposit liabilities                                1
          Decrease in mortgage notes payable                                         1,839
                                                                                   -------

          Net decrease in restricted assets                                            (71)
                                                                                   -------

Net decrease in assets in liquidation                                                  (67)
                                                                                   -------

Net assets in liquidation at September 30, 2002                                    $   384
                                                                                   =======

Net assets in liquidation allocated to:
     General partner                                                               $   (34)
     Class A limited partners - (552,000 units)                                        207
     Class B limited partners - (61,333 units)                                         211
                                                                                   -------

Net assets in liquidation at September 30, 2002                                    $   384
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

The accompanying unaudited financial statements of Brunner Companies Income Properties L.P. I have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of 104 Management, Inc. (the "Managing General Partner"), an Ohio corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

For the third quarter of 2002 and nine months ended September 30, 2002, the carrying value of Hitchcock Plaza has been written down by $100,000 and $354,000, respectively, to reflect a decrease in the estimatable realizable value of this property. The estimatable realizable value for Hitchcock Plaza is based on the residual value necessary for full payment of the mortgage note payable after the settlement of all restricted assets and the settlement of all liabilities payable from restricted assets.

At December 31, 2001, the carrying value of Hitchcock Plaza was adjusted upward by $657,000 to its estimated net realizable value. Also, at December 31, 2001, the carrying value of Georgetown Landing was adjusted to its February 15, 2002 sales price of $1,775,000, which included a gain of $256,000. The net proceeds of $1,662,000 from this sale, net of commissions and closing costs of $113,000, were received by the Partnership and remitted to New York Life Insurance Company, (the "Lender") upon the sale of Georgetown Landing on February 15, 2002. Prior to the adoption of the liquidation basis of accounting, investment properties were stated at the lower of cost or estimated fair value. The statements of net assets in liquidation as of September 30, 2002 and December 31, 2001 include an estimate of $80,000 in estimated liquidation costs expected to be settled during the period of liquidation, based on the assumption that the liquidation process will be completed during 2002. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period. Furthermore, the actual amounts realized on assets and the settlement of liabilities could differ from the Managing General Partner's estimate.

Note C - Mortgage Note Payable

Of the Partnership's three original mortgage notes payable, two have been paid in full, substantially through the sale of the Georgetown Landing and Whitehorse Plaza investment properties. The Partnership's remaining nonrecourse mortgage note payable has been renewed through May 10, 2003. The note may be called prior to maturity. The lender has indicated that it does not presently intend to call the note and will allow the Partnership to continue to operate and to continue to make monthly note payments of $75,691 for interest, principal and escrow based on the existing terms of the note until the note matures or Hitchcock Plaza is sold. Interest on the note accrues at 7% per annum.

Note D - Kmart Corporation Bankruptcy Filing

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

Note E - Critical Accounting Estimates

The application of generally accepted accounting principles regularly require the use of estimates and other subjective judgments. Although there are a number of areas where the Partnership uses estimates, it believes that that the three most significant critical accounting estimates are:

Estimation of the Fair Value of Hitchcock Plaza

The Partnership's note payable to its Lender, which is secured by Hitchcock Plaza, is a non-recourse loan. Therefore, the value of Hitchcock Plaza is estimated as the balance of the mortgage note payable plus other liabilities payable from restricted assets minus restricted assets other than investment properties. The actual sales price of Hitchcock may differ from its estimated value included in these financial statements. A major uncertainty is the value of the underlying leases including the Kmart lease.

A summary of the estimated value of Hitchcock Plaza at September 30, 2002 is as follows:

Balance of mortgage note payable                              $9,732
Other liabilities payable from restricted assets                 162
Other restricted assets                                         (667)
                                                              ------
Estimated value of Hitchcock Plaza                            $9,227
                                                              ======

Liquidation Expenses Payable

Management has estimated the legal, accounting and other expenses necessary to liquidate and complete the termination of the Partnership, once Hitchcock Plaza has been sold, to be $80,000 based on its best estimate. These estimated expenses include legal, accounting, trustee fees, mailings, postage and clerical expense through final dissolution of the partnership.

Allowance For Uncollectable Rents

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

Note F - Collection of Rents By the Lender

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

Note G - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. All of the outstanding stock of the Managing General Partner is owned by BCIP I & III, LLC, an affiliate of Hull/Storey Development, LLC ("Hull/Storey"). The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the Managing General Partner during the nine-months ended September 30, 2002, and 2001, (in thousands):


                                                             2002       2001
                                                             ----       ----
Property management fees (included in
         operating expenses)                                  $29        $38
Reimbursement for services of affiliates
         (included in general and administrative
         expenses)                                            $ 4        $13

Additionally, the Partnership paid approximately $15,204 and $2,880 to an affiliate of the Managing General Partner for lease commissions related to new leases or lease extensions at the Partnership's properties during the nine months ended September 30, 2002 and 2001, respectively. For 2002, lease commissions were expensed as operating expenses as incurred under the liquidation basis of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Outlook - Liquidation of the Partnership

At December 31, 2001, the Partnership adopted the liquidation basis of accounting. At December 31, 2001, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable values. Also, estimated costs associated with carrying out the liquidation were accrued. Management presently estimates that all liabilities will be settled at their face amount, without adjustment. Hitchcock Plaza is presently being offered for sale by a national real estate broker. However, several uncertainties, such as the outcome of the Kmart bankruptcy and current economic conditions continue to slow the sales effort. The proceeds from the sale of Hitchcock Plaza and liquidation of all restricted assets, less liabilities, will be applied against the remaining nonrecourse mortgage note payable.

After completion of the sale of Hitchcock Plaza, the General Partner anticipates that unrestricted cash, net of liquidation expenses and net of the General Partner's capital account deficit, will be distributed to the Partnership's Limited Partners.

Results of Operations

The Partnership's net income, under the liquidation basis of accounting, for the quarter ended September 30, 2002, was $2,000. The net loss for the nine months ended September 30, 2002 was $67,000. Sales efforts for Hitchcock Plaza have been hampered due to the uncertainty caused by the Kmart bankruptcy and general concerns about the present condition of the economy.

During the second quarter of 2002, management was able to obtain a one-year loan extension to May 10, 2003, for the Hitchcock Plaza mortgage note payable.

During the third quarter of 2002 two tenant leases totaling 3,200 square feet were renewed or extended. One restaurant tenant occupying 3,660 square feet closed but continues to pay rent. One lease for 3,000 square feet expired and was not renewed. As result, at September 30, 2002, 82% of the available rental space at Hitchcock Plaza was leased as compared to 84% at June 30, 2002. The largest single vacancy is a 35,000 square foot unit, which represents approximately 15% of the total space at Hitchcock Plaza. Because of the relative size of this available space and current local economic conditions, the Partnership continues to be unable to find a suitable qualified tenant for this space.

Property Tax Expense Resulting From Kmart Bankruptcy

During the first quarter of 2002, the Partnership recognized additional property tax expenses of $67,000 relating to Kmart at Hitchcock Plaza. These taxes are normally paid directly by Kmart with no expense to the Partnership. However, due to the Chapter 11 Bankruptcy Filing by Kmart on January 22, 2002, the Partnership accrued the 2001 taxes relating to Kmart and also has accrued an additional $4,000 of property taxes relating to Kmart for the first 22 days of the first quarter of 2002. Management is continuing to negotiate with Kmart Corporation concerning the reaffirmation of its lease at Hitchcock Plaza.

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

Cash Flow and Liquidity

Management continues to expect that the operation of Hitchcock Plaza will generate sufficient cash flow to meet its current cash flow requirements with the exception of the repayment in full of its mortgage note payable, which is now due in full on May 10, 2003. The Lender has the right to foreclose on the property, but has verbally agreed not to do so. The Partnership has no other sources of liquidity and continues to operate subject to the immediate call and foreclosure of the mortgage note payable by the Lender.

Critical Accounting Estimates are discussed in Part I, Item I, Note E.


Forward Looking Statements

Certain items discussed in this quarterly report may constitute forward-looking statements, including those concerning the liquidation of the Partnership and the ongoing operations of the Partnership. While the Partnership believes that these statements are accurate, the Partnership's business is dependent upon general economic conditions and various conditions specific to its industry, and future trends and these factors could cause actual results to materially differ from the forward looking statements that have been made. In particular:

Presently, management intends to sell Hitchcock Plaza and then complete the liquidation. The Lender may ultimately decide to foreclose and take possession of Hitchcock Plaza. Should this occur, the Partnership would be forced to immediately begin winding up its liquidation, under the terms of the partnership agreement.

The Partnership assumes that as its existing leases mature, these existing leases can be renewed or the space be re-leased. The ability to successfully renew or renegotiate leases is dependent on local market conditions and overall economic conditions which may difficult to predict.

ITEM 3. CONTROLS AND PROCEDURES

         (a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

         (b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 99.2

                  Certification Required Under the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended September 30, 2002.

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


                               BRUNNER COMPANIES INCOME PROPERTIES L.P. I

                               By: Brunner Management Limited Partnership Its General Partner

                               By:     104 Management, Inc.
                                       Its Managing General Partner



                               By:     /s/James M. Hull
                                       ---------------------------------
                                       James M. Hull
                                       President and Director



                               By:     /s/ Deborah Mosley
                                       ---------------------------------
                                       Deborah Mosley
                                       Chief Accounting Officer

                               Date:   November 14, 2002